Form 10-K
period 2010-12-31
PowerShares DB US Dollar Index Trust; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2011-03-01
CIK 1371571, 1383149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33318

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A Series of PowerShares DB US Dollar Index Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778084
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	NYSE Arca, Inc.

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. $158,976,000

Number of Common Units of Beneficial Interest outstanding as of February 21, 2011: 5,400,000

iii

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

iv

PART I

ITEM 1.	BUSINESS

Organization

PowerShares DB US Dollar Index Bearish Fund (the “Fund”), a separate series of PowerShares DB US Dollar Index Trust (the “Trust”), a Delaware statutory trust organized in two separate series, was formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB US Dollar Index Bearish Master Fund (the “Master Fund”), a series of the DB US Dollar Index Master Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund will perform all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure will have no effect on the operations or processes of the Fund. All reference to historical results of the Fund include the Master Fund where the context requires.

Fund Investment Overview

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Excess Return (the “Short Index” or the “Index”), over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in short positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

The Fund is an index tracking fund and does not utilize any trading system, whether discretionary, systematic or otherwise. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. The Fund seeks to track the Index by establishing short positions in DX Contracts accordingly. Therefore, the Managing Owner serves in an administrative role in order to ensure that the Fund invests in a manner that seeks to track the Index.

The Fund does not employ leverage. As of December 31, 2010 and December 31, 2009, the Fund had $151,574,112 (or 100%) and $320,022,426 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $3,183,089 (or 2.10%) and $6,739,908 (or 2.11%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions on DX Contracts. For additional information, please see the audited Schedule of Investments as of December 31, 2010 and 2009 for details of the Fund’s portfolio holdings.

Index Description

The Index is designed to reflect the changes in market value over time, whether positive or negative, from investing in the first to expire the DX Contracts whose changes in market value over time, whether positive or negative, in turn, are tied to the USDX®. The first to expire DX Contracts are the futures contracts that expire in March, June, September and December. DX Contracts are traded exclusively through ICE Futures U.S., under the symbol “DX.”

The changes in market value over time, whether positive or negative, of DX Contracts are related to the Index Currencies. (Although the Index tracks the changes in market value over time, whether positive or negative, of short positions in the first to expire DX Contracts, the closing level of the Index is in effect, and in part, a reflection of the changes, whether positive or negative, in the level of the U.S. dollar relative to a basket of the underlying Index Currencies.) The Index Currencies are Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Index Currencies represent the currencies of the major trading partners of the U.S. (and represent the currencies of 17 countries, 12 countries of the Euro zone plus five other countries).

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

The sponsor of the Short Index is Deutsche Bank AG London (the “Index Sponsor”).

USDX® Composition

The Index reflects the changes in market value over time, whether positive or negative, of short positions in the first to expire DX Contracts. In turn, the changes in market value over time, whether positive or negative, of DX Contracts are related to the changes, positive and negative, in the level of the USDX®.

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

The following table reflects the index base weights (the “Index Base Weights”), of each Index Currency as of March 1973 with respect to the USDX®:

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

Please see http://dbfunds.db.com/udn/weights.aspx with respect to the most recently available weighted composition of the Fund.

Index Calculation

The Index reflects the changes in market value over time, whether positive or negative, of short positions in the first to expire DX Contracts relative to the value of the dollar as of December 31, 1986, or the Base Date, which expire in March, June, September and December. On the Base Date, the closing level was 100.00. Although the DX Contract started trading in 1985, the Base Date of December 31, 1986 was selected because reasonably reliable pricing data was not available prior to December 31, 1986. A quote of “105.50” means the U.S. dollar’s value has risen 5.50% since the Base Date relative to the underlying basket of Index Currencies which comprise the USDX®.

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

The use of short positions on DX Contracts in the construction of the Short Index causes the Short Index to rise as a result of any downward price movement in the DX Contracts. In turn, this appreciation in the short DX Contracts reflects the fall of the U.S. dollar relative to the underlying basket of Index Currencies which comprise the USDX®.

Since the Base Date, the Short Index closing level has ranged on a daily basis from as high as 153.28 on April 22, 2008 to as low as 91.91 on July 5, 2001. Past Index levels are not necessarily indicative of future Index levels.

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

DX Contracts are rolled on each Index Roll Day as follows:

•

On each Index Roll Day, 1/3 of the DX Contracts that will expire on the next IMM Date is bought back and positions in the DX Contracts that expire on the IMM Date following the next IMM Date are sold short.

•	On each Index Roll Day, new notional holdings are calculated for the old DX Contracts leaving the Index as well as the new DX Contracts entering an Index.

•	On all days that are not Index Roll Days, the notional holdings of the DX Contracts in the Index remain constant.

There are no regularly scheduled adjustments or rebalancings of the USDX®. The USDX® has only been adjusted once, when the Euro, as noted above, was introduced as the common currency for the European Union (EU) bloc of countries. Without any other adjustments, the combination of components and their respective weightings in the USDX® have yielded performance results similar to other commonly used US dollar indexes, whether those index methodologies are based on trade weights or capital flow weights.

General

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Trust, and the Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (the “Licensor”), and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®“ trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

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

The net asset value per Share will change as fluctuations occur in the market value of its portfolio. Investors should be aware that the public trading price of a Basket may be different from the net asset value of a Basket (i.e., 200,000 Shares may trade at a premium over, or a discount to, net asset value of a Basket) and similarly the public trading price per Share may be different from its net asset value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares are closely related, but not identical, to the same forces influencing the prices of the Index Currencies trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

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

The DX Contracts are not subject to speculative position limits. There can be no assurance that the DX Contracts will not become subject to speculative position limits. Should the Fund become subject to speculative position limits with respect to its DX Contracts holdings, the Fund’s ability to issue new Baskets or the Fund’s ability to reinvest income in additional DX Contracts may be limited to the extent that these activities would cause the Fund to exceed the potential future position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to the net asset value of the Fund, and in turn, increasing the Fund’s tracking error with respect to the Index.

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

Investors Who Invest Only in the Fund May Not be Able to Profit if the Market Value of the DX Contracts Moves Against Such Investment.

The Fund is expected to rise as a result of any downward price movement in DX Contracts.

If the price of the DX Contracts decreases, the Fund will profit and the PowerShares DB US Dollar Bullish Fund (the “Bullish Fund”) will suffer a loss. If the price of the DX Contracts increases, the Fund will suffer a loss and the Bullish Fund will profit. Therefore, the investment experience of investors who plan to invest in either the Fund or the Bullish Fund will depend upon selection of the appropriate fund in light of the price movements of the DX Contracts. Such selection may become unprofitable in the future if the price of the DX Contracts changes direction.

Certain investors who decide to invest in both the Shares and Bullish Fund Shares may, nevertheless, suffer losses if the investor’s investment mix between the Shares and the Bullish Fund Shares is biased in one direction and the market price of the DX Contracts moves in the opposite direction. Additionally, investors should not invest in equal amounts in both the Fund and the Bullish Fund simultaneously. The net effect of such an investment will be the income from the underlying 3-month U.S. Treasury bills, less fees and expenses.

The NYSE Arca May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “UDN.” Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund will be terminated if the Shares are delisted.

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

Short Selling Theoretically Exposes the Fund to Unlimited Losses.

Investors may invest in either or both of the Fund and the Bullish Fund, the second series established by the Trust.

The Bullish Fund establishes long positions on DX Contracts. The price of these DX Contracts is linked to the USDX®. The Bullish Fund will profit if the USDX® rises (i.e., the value of the U.S. dollar rises relative to the Index Currencies) and the Bullish Fund will suffer loss if the USDX® falls (i.e., the value of the U.S. dollar falls relative to the Index Currencies). Because the value of the U.S. dollar relative to the Index Currencies cannot fall below zero, the Bullish Fund’s exposure to loss is limited to the notional value of the DX Contracts at the time of establishment.

By contrast, the Fund establishes short positions on DX Contracts. The price of these DX Contracts is linked to the USDX®. The Fund will profit if the USDX® falls (i.e., the value of the U.S. dollar falls relative to the Index Currencies) and the Fund will suffer loss if the USDX® rises (i.e., the value of the U.S. dollar rises relative to the Index Currencies). Because the value of the USDX® could, in theory, rise infinitely, a short position in DX Contracts exposes the Fund to theoretically unlimited liability.

The Fund’s losses could result in the total loss of your investment. Because liability due to losses will be segregated to either the Bullish Fund or the Fund, as applicable, losses to investors in the Fund will not subject investors in the Bullish Fund to such exposure.

Unusually Long Peak-to-Valley Drawdown Periods With Respect To the Index May Be Reflected in Equally Long Peak-to-Valley Drawdown Periods with Respect to the Performance of the Shares.

Although past Index levels are not necessarily indicative of future Index levels, the Index has experienced unusually long peak-to-valley drawdown periods.

As of December 31, 2010, the closing level of the Index experienced a peak-to-valley drawdown of (36.82)% during the period from June 1995 – January 2002.

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

The following table* reflects various measures of volatility** of the Long Index and the Short Index, each as calculated on an excess return basis:

	Volatility
Volatility Type	Long Index	Short Index
Daily volatility over full history	8.96%	8.82%
Average rolling 3-month daily volatility	8.65%	8.50%
Monthly return volatility	9.01%	8.90%
Average annual volatility	8.82%	8.63%

The following table reflects the daily volatility on an annual basis of the Long Index and the Short Index:

Year	Daily Volatility
	Long Index	Short Index
1986***	0.00%	0.00%
1987	9.44%	9.07%
1988	9.62%	9.69%
1989	10.22%	10.20%
1990	8.77%	8.35%
1991	11.53%	11.89%
1992	11.70%	12.06%
1993	9.44%	9.54%
1994	7.83%	7.52%
1995	9.78%	9.55%
1996	4.99%	5.01%
1997	7.59%	7.91%
1998	8.06%	7.94%
1999	7.59%	7.71%
2000	8.77%	9.17%
2001	8.70%	8.56%
2002	7.49%	7.19%
2003	8.44%	8.25%
2004	9.52%	9.23%
2005	8.10%	8.46%
2006	6.95%	6.75%
2007	5.21%	5.08%
2008	11.94%	12.46%
2009	11.39%	9.55%
2010*	8.84%	7.30%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	As of December 31, 2010. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index level.

**	Volatility, for these purposes means the following:

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum.3 Additional charges include brokerage fees of approximately 0.05% per annum in the aggregate and selling commissions. For the avoidance of doubt, selling commissions are not included in the Fund’s breakeven calculation. The Fund is expected to earn interest income at an annual rate of 0.09% per annum, based upon the yield on 3-month U.S. Treasury bills as of February 22, 2011. Because the Fund’s current interest income does not exceed its fees and expenses, the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then the expenses of the Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

The Current Treatment of Long Term Capital Gains Under Current U.S. Federal Income Tax Law May Be Adversely Affected, Changed or Repealed in the Future.

Under current law, long term capital gains are taxed to non-corporate investors at reduced U.S. federal income tax rates. This tax treatment may be adversely affected, changed or repealed by future changes in, or the expiration of, tax laws at any time.

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

Because the Price of DX Contracts Is Primarily Influenced by Short-Term Interest Rate Differentials, You May Sell Your Shares at a Time When the DX Contracts Are Being Traded at a Discount, and Therefore Receive an Amount that Would be Lower than if the DX Contracts Were Trading at a Premium.

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

Substantial Sales of Index Currencies by the Official Sector Could Adversely Affect an Investment in the Shares.

The official sector consists of central banks, other governmental agencies and multi-lateral institutions that buy, sell and hold certain Index Currencies as part of their reserve assets. The official sector holds a significant amount of Index Currencies that can be mobilized in the open market. In the event that future economic, political or social conditions or pressures require members of the official sector to sell their Index Currencies simultaneously or in an uncoordinated manner, the demand for Index Currencies might not be sufficient to accommodate the sudden increase in the supply of certain Index Currencies to the market. Consequently, the price of an Index Currency may appreciate, which may materially and adversely affect the market value of the DX Contract, which would then negatively impact the Shares.

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

Market Information

The Shares traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “UDN.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2010	$28.06	$26.15
June 30, 2010	$26.86	$24.07
September 30, 2010	$27.06	$25.29
December 31, 2010	$27.96	$26.27

Quarter ended	High	Low
March 31, 2009	$26.18	$24.17
June 30, 2009	$27.23	$24.88
September 30, 2009	$28.18	$26.56
December 31, 2009	$28.86	$27.42

Holders

As of December 31, 2010, the Fund had 12,438 holders of record of its Shares.

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

(b) Not applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2010, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2010	10,800,000	$26.29
Year Ended December 31, 2009	8,000,000	$26.94
Year Ended December 31, 2008	5,800,000	$27.54

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended			Period Ended December 31, 2007
	December 31, 2010	December 31, 2009	December 31, 2008
Interest Income	$202,416	$357,151	$1,257,070	$1,475,217
Net investment income (loss)	$(1,321,654)	$(1,173,199)	$744,517	$1,283,626
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(6,509,551)	$15,241,864	$(6,022,090)	$2,268,574
Net Income (Loss)	$(7,831,205)	$14,068,665	$(5,277,573)	$3,552,200
Net Income (Loss) per Share	$(0.52)	$1.40	$(1.22)	$2.94
Distribution per Share	$—	$—	$0.15	$0.40
Net increase (decrease) in cash	$(26,131,755)	$(33,558,088)	$63,138,427	$3,991,952

	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$151,574,112	$320,022,426	$177,803,720	$77,157,266
Shares NAV	$27.05	$27.57	$26.17	$27.54
General Shares NAV	$27.05	$27.58	$26.18	$27.55

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income	$35,600	$60,855	$50,974	$54,987
Net investment income (loss)	$(447,862)	$(313,924)	$(268,305)	$(291,563)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(8,777,436)	$(11,353,040)	$13,810,113	$(189,188)
Net Income/(loss)	$(9,225,298)	$(11,666,964)	$13,541,808	$(480,751)
Increase/(decrease) in Net Asset Value	$(123,558,830)	$(37,165,900)	$8,624,052	$(16,293,837)
Net Income (Loss) per Share	$(1.04)	$(1.66)	$2.19	$(0.01)

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009
Interest Income	$52,711	$102,277	$118,112	$84,051
Net investment income (loss)	$(179,226)	$(229,100)	$(329,401)	$(435,472)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(6,169,989)	$12,880,154	$13,745,130	$(5,213,431)
Net Income/(loss)	$(6,349,215)	$12,651,054	$13,415,729	$(5,648,903)
Increase/(decrease) in Net Asset Value	$33,874,385	$82,360,670	$46,730,285	$(15,851,875)
Net Income (Loss) per Share	$(0.97)	$1.56	$1.22	$(0.41)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB US Dollar Index Bearish Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, DB Commodity Services LLC (the “Managing Owner”) undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB US Dollar Index Bearish Master Fund (the “Master Fund”), a series of the DB US Dollar Index Master Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund will perform all of the necessary functions in order to continue normal Fund operation. Accordingly, the collapse of the master-feeder structure will have no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires.

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Excess Return (the “Short Index” or the “Index”), over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”) which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

The Fund is an index tracking fund and does not utilize any trading system, whether discretionary, systematic or otherwise. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. In turn, the Fund seeks to track the Index by establishing short positions in DX Contracts accordingly. Therefore, the Managing Owner serves in an administrative role in order to ensure that the Fund invests in a manner that seeks to track the Index.

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

The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”) which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Total Return (Short Index-TR), consists of the Index plus 3-month United States Treasury bills returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Total Return and Underlying DX Contract Returns for the Three Months Ended December 31, 2010, 2009 and 2008 and the Years Ended December 31, 2010, 2009 and 2008” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Total Return and Underlying DX Contract Returns for the Three Months Ended December 31, 2010, 2009 and 2008 and the Years Ended December 31, 2010, 2009 and 2008

Underlying Index	Aggregate returns for the SHORT INDEX-TR
	Three Months Ended December 31, 2010	Year Ended December 31, 2010	Three Months Ended December 31, 2009	Year Ended December 31, 2009	Three Months Ended December 31, 2008	Year Ended December 31, 2008
DX Contract	0.16%	(1.09)%	(1.32)%	6.49%	(3.11)%	(4.22)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Total Return (the “Short Index-TR”). The only difference between the Index and the Short Index-TR is that the Index does not include interest income from a hypothetical basket of fixed income securities while the Short Index-TR does include such a component. The difference between the Index and the Short Index-TR is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Short Index-TR. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Market Risk

Trading in futures contracts involves the Fund entering into contractual commitments to sell a particular currency at a specified date and price. The market risk associated with the Fund’s commitments to purchase currencies is limited to the gross or face amount of the contracts held.

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

The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. Also see Item 1A.—Risk Factors—“Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, the Fund Remains at Risk of Significant Losses Because the Fund May Only Receive a Pro-Rata Share of the Assets, or No Assets at All.” In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading.

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

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in DX Contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by (used for) operating activities was $134.4 million, $(166.6) million and $(37.8) million for the Years Ended December 31, 2010, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2010, $697.8 million was paid to purchase United States Treasury Obligations and $850.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2009, $1,166.6 million was paid to purchase United States Treasury Obligations and $974.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2008, $386.0 million was paid to purchase United States Treasury Obligations and $360.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $9.7 million, decreased by $12.0 million and increased by $5.0 million during the Years Ended December 31, 2010, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(160.6) million, $133.0 million and $100.9 million during the Years Ended December 31, 2010, 2009 and 2008, respectively. This included $123.4 million, $348.6 million and $261.3 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2010, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008, AND THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

The Fund was launched on February 15, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Excess Return (the “Short Index” or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “UDN”), (ii) the Fund’s NAV (as reflected by the graph “UDNNV”), and (iii) the closing levels of the Index (as reflected by the graph “USDDNX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF UDN, UDNNV AND USDDNX FOR THE YEARS ENDED

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Excess Return is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS INCLUDING THOSE DESCRIBED UNDER ITEM 1A.—“RISK FACTORS” SET FORTH HEREIN, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2010.

For the Year Ended December 31, 2010, the NYSE Arca market value of each Share decreased 1.60% from $27.54 per Share to $27.10 per Share. The Share price high and low for the Year Ended December 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $28.06 per Share (+1.89%) on January 14, 2010 to a low of $24.07 per Share (-12.60%) on June 7, 2010. Therefore, the total return for the Fund, on a market value basis was -1.60%.

No distributions were paid to Shareholders during the Year Ended December 31, 2009.

For the Year Ended December 31, 2009, the NYSE Arca market value of each Share increased 5.19% from $26.18 per Share to $27.54 per Share. The Share price low and high for the Year Ended December 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $24.17 per Share (-7.68%) on March 2 and March 9, 2009 to a high of $28.86 per Share (+10.24%) on November 25, 2009. Therefore, the total return for the Fund, on a market value basis, was 5.19%.

On December 30, 2008, the Fund made a $0.15 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 5.08% from $27.58 per Share to $26.18 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on

December 31, 2007 was as follows: Shares traded from a high of $29.80 per Share (+8.05%) on March 17, 2008 to a low of $24.20 per Share (-12.26%) on November 20, 2008. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution was -4.53%.

Fund Share Net Asset Performance

For the Year Ended December 31, 2010, the net asset value of each Share decreased 1.89% from $27.57 per Share to $27.05 per Share. Appreciation in price of the short DX contracts during the Year Ended December 31, 2010 contributed to a 1.09% decrease in the level of the Short Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was -1.89%.

Net loss for the Year Ended December 31, 2010 was $7.8 million, resulting from $0.2 million of interest income, net realized losses of $16.2 million, net unrealized gains of $9.7 million and operating expenses of $1.5 million.

For the Year Ended December 31, 2009, the net asset value of each Share increased 5.35% from $26.17 per Share to $27.57 per Share. Depreciation in price of the short DX contracts during the Year Ended December 31, 2009 contributed to a 6.49% increase in the level of the Short Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a net asset value basis was 5.35%.

Net income for the Year Ended December 31, 2009 was $14.1 million, resulting from $0.4 million of interest income, net realized gains of $27.2 million, net unrealized losses of $12.0 million and operating expenses of $1.5 million.

For the Year Ended December 31, 2008, the net asset value of each Share decreased 4.97% from $27.54 per Share to $26.17 per Share. Appreciation in price of the short DX contracts during the Year Ended December 31, 2008 contributed to a 4.22% decrease in the level of the Short Index-TR. On December 30, 2008, the Fund made a $0.15 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution was - 4.43%.

Net loss for the Year Ended December 31, 2008 was $5.3 million, resulting from $1.3 million of interest income, net realized loss of $10.9 million, net unrealized gain of $5.0 million and operating expenses of $0.7 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2010.

For the Three Months Ended December 31, 2010, the NYSE Arca market value of each Share increased 0.15% from $27.06 per Share to $27.10 per Share. The Share price low and high for the Three Months Ended December 31, 2010 and related change from the Share price on September 30, 2010 was as follows: Shares traded from a low of $26.27 per Share (-2.92%) on November 30, 2010 to a high of $27.96 per Share (+3.32%) on November 4, 2010. Therefore, the total return for the Fund, on a market value basis was 0.15%.

No distributions were paid to Shareholders during the Year Ended December 31, 2009.

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share decreased 1.40% from $27.93 per Share to $27.54 per Share. The Share price high and low for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a high of $28.86 per Share (+3.33%) on November 25, 2009 to a low of $27.42 per Share (-1.83%) on December 22, 2009. Therefore, the total return for the Fund, on a market value basis was -1.40%.

On December 30, 2008, the Fund made a $0.15 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 2.93% from $26.97 per Share to $26.18 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $26.95 per Share (-0.07%) on December 17, 2008 to a low of $24.20 per Share (-10.27%) on November 20, 2008. Therefore, the total return for the Fund, on a market value basis including the above noted distribution, was -2.37%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2010, the net asset value of each Share decreased 0.03% from $27.06 per Share to $27.05 per Share. Depreciation in price of the short DX contracts during the Three Months Ended December 31, 2010 contributed to a 0.16% increase in the level of the Short Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return on a net asset value basis for the Fund was -0.03%.

Net loss for the Three Months Ended December 31, 2010 was $0.5 million, resulting from $0.1 million of interest income, net realized gains $5.1 million, net unrealized losses of $5.3 million and operating expenses of $0.4 million.

For the Three Months Ended December 31, 2009, the net asset value of each Share decreased 1.47% from $27.98 per Share to $27.57 per Share. Appreciation in price of the short DX contracts during the Three Months Ended December 31, 2009 contributed to a 1.32% decrease in the level of the Short Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return on a net asset value basis for the Fund was -1.47%.

Net loss for the Three Months Ended December 31, 2009 was $5.6 million, resulting from $0.1 of interest income, net realized gains of $4.9 million, net unrealized losses of $10.1 million and operating expenses of $0.5 million.

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 3.54% from $27.13 per Share to $26.17 per Share. Appreciation in price of the DX contracts during the Three Months Ended December 31, 2008 contributed to a 3.11% decrease in the level of the Short Index-TR. On December 30, 2008, the Fund made a $0.15 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return on a net asset value basis, for the Fund, including the above noted distribution, was -2.99%.

Net loss for the Three Months Ended December 31, 2008 was $1.5 million, resulting from $0.1 million of interest income, net realized loss of $7.2 million, net unrealized gain of $5.7 million and operating expenses of $0.1 million.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one year terms, renewable automatically for additional one year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

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

Value at risk (VaR), is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (1 day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

THE FUND’S TRADING VALUE AT RISK

The Fund computed VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$151,574,112	0.55%	$1,953,102	7

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$320,022,426	0.65%	$4,822,607	19

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations. The market risk represented by these investments is expected to be immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund’s market risk exposures—except for those disclosures that are statements of historical fact—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Fund. There can be no assurance that the Fund’s current market exposure will not change materially. Investors may lose all or substantially all of their investment in the Fund.

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. These special circumstances, for example, include the unavailability of the Index or certain natural or man-made disasters. The Managing Owner does not apply risk management techniques. The Fund initiates positions only on the “short” side of the market and does not employ “stop-loss” techniques.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB US Dollar Index Bearish Fund (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2010, as stated in their report on page 37 of the Fund’s Annual Report on Form 10-K.

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer of the Managing Owner

February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB US Dollar Index Bearish Fund:

We have audited PowerShares DB US Dollar Index Bearish Fund’s (the Fund) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB US Dollar Index Bearish Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB US Dollar Index Bearish Fund as of December 31, 2010 and 2009, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

New York, New York
February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB US Dollar Index Bearish Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB US Dollar Index Bearish Fund (the Fund) as of December 31, 2010 and 2009, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB US Dollar Index Bearish Fund as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB US Dollar Index Bearish Fund’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 28, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund

Statements of Financial Condition

December 31, 2010 and 2009

	2010	2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $141,968,205 and $293,980,775, respectively)	$141,975,988	$293,985,300
Cash held by broker	7,442,536	33,574,291
Net unrealized appreciation (depreciation) on futures contracts	2,155,588	(7,537,165)

Deposits with broker	151,574,112	320,022,426

Total assets	$151,574,112	$320,022,426

Liabilities
Management fee payable	$98,614	$155,747
Brokerage fee payable	5,089	1,755

Total liabilities	103,703	157,502

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2010 and 2009, respectively	1,000	1,000
Accumulated earnings	82	103

Total General shares	1,082	1,103

Shares:
Paid in capital - 5,600,000 and 11,600,000 redeemable Shares issued and outstanding as of December 31, 2010 and 2009, respectively	148,817,426	309,379,654
Accumulated earnings	2,651,901	10,483,064

Total Shares	151,469,327	319,862,718

Total shareholders’ equity	151,470,409	319,863,821

Non-controlling interest in subsidiary - related party	—	1,103

Total equity	151,470,409	319,864,924

Total liabilities and equity	$151,574,112	$320,022,426

Net asset value per share
General shares	$27.05	$27.58
Shares	$27.05	$27.57

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2010

	000000000000000	000000000000000	000000000000000
Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.085% due January 13, 2011	11.89%	$17,999,838	$18,000,000
U.S. Treasury Bills, 0.07% due January 20, 2011	0.66	999,980	1,000,000
U.S. Treasury Bills, 0.065% due January 27, 2011	1.98	2,999,889	3,000,000
U.S. Treasury Bills, 0.125% due February 3, 2011	1.32	1,999,850	2,000,000
U.S. Treasury Bills, 0.125% due February 10, 2011	4.62	6,999,321	7,000,000
U.S. Treasury Bills, 0.13% due February 17, 2011	1.32	1,999,724	2,000,000
U.S. Treasury Bills, 0.12% due February 24, 2011	25.08	37,993,844	38,000,000
U.S. Treasury Bills, 0.175% due March 3, 2011	19.80	29,994,000	30,000,000
U.S. Treasury Bills, 0.145% due March 10, 2011	10.56	15,996,480	16,000,000
U.S. Treasury Bills, 0.14% due March 17, 2011	3.96	5,998,662	6,000,000
U.S. Treasury Bills, 0.13% due March 24, 2011	1.98	2,999,232	3,000,000
U.S. Treasury Bills, 0.18% due March 31, 2011	10.56	15,995,168	16,000,000

Total United States Treasury Obligations (cost $141,968,205)	93.73%	$141,975,988

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

	00000000000000	00000000000000
Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (1,841 contracts, settlement date March 14, 2011)*	1.42%	$2,155,588

Net Unrealized Appreciation on Futures Contracts	1.42%	$2,155,588

Net unrealized appreciation is comprised entirely of unrealized gains of $2,155,588.

*Positions represent futures contracts sold.

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2009

	000000000000000	000000000000000	000000000000000
Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 7, 2010	14.38%	$45,999,954	$46,000,000
U.S. Treasury Bills, 0.07% due January 14, 2010	1.88	5,999,964	6,000,000
U.S. Treasury Bills, 0.01% due January 28, 2010	0.94	2,999,937	3,000,000
U.S. Treasury Bills, 0.025% due February 4, 2010	6.88	21,999,340	22,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	12.50	39,998,520	40,000,000
U.S. Treasury Bills, 0.065% due February 18, 2010	12.50	39,998,760	40,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	11.25	35,997,804	36,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	8.13	25,998,076	26,000,000
U.S. Treasury Bills, 0.05% due March 11, 2010	9.69	30,997,458	31,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	6.57	20,997,879	21,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	7.19	22,997,608	23,000,000

Total United States Treasury Obligations (cost $293,980,775)	91.91%	$293,985,300

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

	000000000000000	000000000000000
Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Dollar Index (4,223 contracts, settlement date March 15, 2010)*	(2.36)%	$(7,537,165)

Net Unrealized Depreciation on Futures Contracts	(2.36)%	$(7,537,165)

Net unrealized depreciation is comprised entirely of unrealized losses of $7,537,165.

*	Position represents futures contracts sold.

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Income
Interest Income	$202,416	$357,151	$1,257,070

Expenses
Management Fee	1,424,186	1,383,499	443,520
Brokerage Commissions and Fees	99,884	146,851	69,033

Total Expenses	1,524,070	1,530,350	512,553

Net investment income (loss)	(1,321,654)	(1,173,199)	744,517

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	4,619	8,887	28,386
Futures	(16,210,181)	27,209,810	(11,027,113)

Net realized gain (loss)	(16,205,562)	27,218,697	(10,998,727)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	3,258	2,997	(15,828)
Futures	9,692,753	(11,979,830)	4,992,465

Net change in unrealized gain (loss)	9,696,011	(11,976,833)	4,976,637

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(6,509,551)	15,241,864	(6,022,090)

Net Income (Loss)	$(7,831,205)	$14,068,665	$(5,277,573)

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	21	(56)	(47)

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bearish Fund	$(7,831,184)	$14,068,609	$(5,277,620)

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$103	$1,103	11,600,000	$309,379,654	$10,483,064	$319,862,718	$319,863,821	$1,103	$319,864,924
Sale of Shares					4,800,000	123,413,958		123,413,958	123,413,958		123,413,958
Redemption of Shares					(10,800,000)	(283,976,186)		(283,976,186)	(283,976,186)		(283,976,186)
Net Income (Loss)
Net investment loss			(4)	(4)			(1,321,646)	(1,321,646)	(1,321,650)	(4)	(1,321,654)
Net realized gain on United States Treasury Obligations and Futures			(43)	(43)			(16,205,476)	(16,205,476)	(16,205,519)	(43)	(16,205,562)
Net change in unrealized gain on United States Treasury Obligations and Futures			26	26			9,695,959	9,695,959	9,695,985	26	9,696,011

Net Income (Loss)			(21)	(21)			(7,831,163)	(7,831,163)	(7,831,184)	(21)	(7,831,205)

Redemption of non-controlling interest			—	—			—	—	—	(1,082)	(1,082)

Balance at December 31, 2010	40	$1,000	$82	$1,082	5,600,000	$148,817,426	$2,651,901	$151,469,327	$151,470,409	$—	$151,470,409

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$47	$1,047	6,600,000	$176,334,854	$(3,585,489)	$172,749,365	$172,750,412	$1,047	$172,751,459
Sale of Shares					13,000,000	348,575,658		348,575,658	348,575,658		348,575,658
Redemption of Shares					(8,000,000)	(215,530,858)		(215,530,858)	(215,530,858)		(215,530,858)
Net Income (Loss)
Net investment loss			(4)	(4)			(1,173,191)	(1,173,191)	(1,173,195)	(4)	(1,173,199)
Net realized gain on United States Treasury Obligations and Futures			79	79			27,218,539	27,218,539	27,218,618	79	27,218,697
Net change in unrealized loss on United States Treasury Obligations and Futures			(19)	(19)			(11,976,795)	(11,976,795)	(11,976,814)	(19)	(11,976,833)

Net Income (Loss)			56	56			14,068,553	14,068,553	14,068,609	56	14,068,665

Balance at December 31, 2009	40	$1,000	$103	$1,103	11,600,000	$309,379,654	$10,483,064	$319,862,718	$319,863,821	$1,103	$319,864,924

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$102	$1,102	2,800,000	$74,768,590	$2,352,082	$77,120,672	$77,121,774	$1,000	$77,122,774
Sale of Shares					9,600,000	261,296,006		261,296,006	261,296,006		261,296,006
Redemption of Shares					(5,800,000)	(159,729,742)		(159,729,742)	(159,729,742)		(159,729,742)
Net Income (Loss)
Net investment Income			10	10			744,490	744,490	744,500	17	744,517
Net realized loss on United States Treasury Obligations and Futures			(168)	(168)			(10,998,456)	(10,998,456)	(10,998,624)	(103)	(10,998,727)
Net change in unrealized gain on United States Treasury Obligations and Futures			109	109			4,976,395	4,976,395	4,976,504	133	4,976,637

Net Income (Loss)			(49)	(49)			(5,277,571)	(5,277,571)	(5,277,620)	47	(5,277,573)

Distributions of net investment income ($0.15 per Share)			(6)	(6)			(660,000)	(660,000)	(660,006)	—	(660,006)

Balance at December 31, 2008	40	$1,000	$47	$1,047	6,600,000	$176,334,854	$(3,585,489)	$172,749,365	$172,750,412	$1,047	$172,751,459

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

	00000000000000	00000000000000	00000000000000
	2010	2009	2008
Cash flows provided by and (used for) operating activities:
Net Income (Loss)	$(7,831,205)	$14,068,665	$(5,277,573)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(697,769,868)	(1,166,616,711)	(385,986,612)
Proceeds from securities sold and matured	849,989,769	973,994,291	359,894,167
Net accretion of discount on United States Treasury Obligations	(202,712)	(357,150)	(1,181,960)
Net realized gain on United States Treasury Obligations	(4,619)	(8,887)	(28,386)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(9,696,011)	11,976,833	(4,976,637)
Change in operating receivables and liabilities:
Receivable for Shares issued	—	5,234,830	(5,234,830)
Payable for securities purchased	—	(4,999,125)	4,999,125
Management fee payable	(57,133)	104,162	17,093
Other Assets	—	—	6,231
Brokerage fee payable	3,334	204	1,551

Net cash provided by (used for) operating activities	134,431,555	(166,602,888)	(37,767,831)

Cash flows from financing activities:
Proceeds from sale of Shares	123,413,958	348,575,658	261,296,006
Redemption of Shares	(283,976,186)	(215,530,858)	(159,729,742)
Redemption of non-controlling interest	(1,082)	—	—
Cash distributions paid on Shares and General Shares	—	—	(660,006)

Net cash provided by (used for) financing activities	(160,563,310)	133,044,800	100,906,258

Net change in cash held by broker	(26,131,755)	(33,558,088)	63,138,427
Cash held by broker at beginning of period	33,574,291	67,132,379	3,993,952

Cash held by broker at end of period	$7,442,536	$33,574,291	$67,132,379

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Notes to Financial Statements

December 31, 2010

(1) Organization

PowerShares DB US Dollar Index Bearish Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB US Dollar Index Trust (the “Trust”), a Delaware statutory trust organized in two separate series, and its subsidiary, DB US Dollar Index Bearish Master Fund (the “Master Fund”), a separate series of DB US Dollar Index Bearish Master Trust (the “Master Trust”), a Delaware statutory trust organized in two separate series, were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

(2) Fund Investment Overview

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index–Excess Return, the “Short Index” or the “Index”, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in short positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund does not employ leverage. As of December 31, 2010 and December 31, 2009, the Fund had $151,574,112 (or 100%) and $320,022,426 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $3,183,089 (or 2.10%) and $6,739,908 (or 2.11%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions on DX Contracts. For additional information, please see the audited Schedule of Investments as of December 31, 2010 and 2009 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $1,424,186, of which $98,614 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $1,383,499, of which $155,747 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund incurred Management Fees of $443,520.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Year Ended December 31, 2010, the Fund incurred brokerage fees of $99,884, of which $5,089 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred brokerage fees of $146,851, of which $1,755 was payable at December 31, 2009. For the Year Ended December 31, 2008, the Fund incurred brokerage fees of $69,033.

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles and include the consolidated financial statements of the Fund and the Master Fund when applicable. As described in footnote 1, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Master Fund for all periods presented prior to December 31, 2010. Upon the initial offering of the Shares on February 15, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provided the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances for periods described previously of the Master Fund have been consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 and 2010 presentation.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2010 and 2009 were holdings of $3,183,089 and $6,739,908, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2010 the Fund had cash held by the Commodity Broker of $7,442,536. As of December 31, 2009, the Fund held cash of $33,574,291 of which $7,537,165 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2010 and 2009.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2010 and 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $2,155,588 and a net unrealized depreciation position of $7,537,165, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$141,975,988	$293,985,300
Commodity Futures Contracts (Level 1)	$2,155,588	$(7,537,165)

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

Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including fluctuations in currency prices. In entering into these futures contracts, there exists a market risk that such futures contracts may be significantly influenced by market conditions, resulting in such futures contracts being less valuable. If the markets should move against all of the futures contracts at the same time, the Fund could experience substantial losses.

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

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2010, 2009 and 2008

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008
Shares Sold	4,800,000	$123,413,958	13,000,000	$348,575,658	9,600,000	$261,296,006
Shares Redeemed	(10,800,000)	(283,976,186)	(8,000,000)	(215,530,858)	(5,800,000)	(159,729,742)

Net Increase (Decrease)	(6,000,000)	$(160,562,228)	5,000,000	$133,044,800	3,800,000	$101,566,264

(8) Profit and Loss Allocations and Distributions

Pursuant to the Trust Agreement, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (as the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

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

Net asset value per share is the net asset value of the Fund divided by the number of outstanding shares.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net Asset Value
Net asset value per Share, beginning of period	$27.57	$26.17	$27.54
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.34)	1.51	(1.45)
Net investment income (loss)	(0.18)	(0.11)	0.23

Net income (loss)	(0.52)	1.40	(1.22)
Distributions of net investment income on Shares	—	—	(0.15)

Net increase (decrease)	(0.52)	1.40	(1.37)

Net asset value per Share, end of period	$27.05	$27.57	$26.17

Market value per Share, beginning of period	$27.54	$26.18	$27.58

Market value per Share, end of period	$27.10	$27.54	$26.18

Ratio to average Net Assets
Net investment income (loss)	(0.70)%	(0.42)%	0.83%
Total expenses	0.80%	0.55%	0.57%
Total Return, at net asset value	(1.89)%	5.35%	(4.43)%

Total Return, at market value	(1.60)%	5.19%	(4.53)%

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

For purposes of this Item 9A, all references to the “Fund” shall be read to specifically include the Fund and Trust. Please note that the disclosure controls and procedures and internal control over financial reporting of the Trust are the aggregate disclosure controls and procedures and internal control over financial reporting of the Fund and that of PowerShares DB US Dollar Index Bullish Fund, each a series of the Trust.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive

Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 36 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2010, as stated in their report on page 37 of this Form 10-K.

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

Hans Ephraimson joined Deutsche Bank AG, a large international financial institution, in June 1986 and is a Managing Director in the North American Structured Sales and the DBX Group which is the team that structures and manages exchange-traded products. Mr. Ephraimson has also been a Desk Head for foreign exchange in Deutsche Bank AG’s Institutional Clients Group for North America since January 1999. Mr. Ephraimson serves as a member of the Board of Managers and Chief Executive Officer of the Managing Owner. Mr. Ephraimson has been a principal and associated person of the Managing Owner since July 9, 2008 and June 25, 2009, respectively, and an associate member of the NFA since June 25, 2009. Mr. Ephraimson received his Bachelors of Science from Syracuse University in 1986 and an MBA from Columbia University in 1995.

Michael Gilligan joined Deutsche Bank AG, a large international financial institution, in March 2008 and is a Director in the Finance Group. Mr. Gilligan serves as a principal and Principal Financial Officer of the Managing Owner. Mr. Gilligan has been a principal of the Managing Owner since April 29, 2008. Prior to joining Deutsche Bank, Mr. Gilligan worked for Credit Suisse, a large international financial institution, from September 1998 to March 2008 and held a number of positions in finance, including Controller of their residential and commercial real estate business; immediately prior to joining Deutsche Bank, Mr. Gilligan was the Chief Operating Officer of the Americas Credit Trading Group, a business group within Credit Suisse, from May 2007 to March 2008 with responsibility for the U.S. High Grade bond trading and Emerging Markets credit trading desks and his duties included business planning and management. Mr. Gilligan is a Chartered Accountant and received his Bachelors of Science in Management from Trinity College in 1989 and his Post Graduate Diploma in Professional Accounting from University College Dublin in 1990.

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

As of the Year Ended December 31, 2010, the Fund has incurred Management Fees of $1,424,186 of which $1,325,572 had been paid at December 31, 2010. Management Fees of $98,614 were unpaid at December 31, 2010 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2010, the Fund has incurred brokerage commissions of $99,884 of which $94,795 had been paid at December 31, 2010. Brokerage commissions of $5,089 were unpaid at December 31, 2010 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $1,383,499 of which $1,227,752 had been paid at December 31, 2009. Management Fees of $155,747 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage commissions of $146,851 of which $145,096 had been paid at December 31, 2009. Brokerage commissions of $1,755 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $443,520 of which $391,935 had been paid at December 31, 2008. Management Fees of $51,585 were unpaid at December 31, 2008 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage commissions of $69,033 of which $67,482 had been paid at December 31, 2008. Brokerage commissions of $1,551 were unpaid at December 31, 2008 and are reported as a liability on the statement of financial condition.

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

(a)(1) Financial Statements

See financial statements commencing on page 39 hereof.

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

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bearish Fund

By:	DB Commodity Services LLC, its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

Dated: February 28, 2011