Form 10-Q
period 2011-03-31
PowerShares DB US Dollar Index Trust; PowerShares DB US Dollar Index Bullish Fund
filed 2011-05-09
CIK 1371571, 1383151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:                    001-33314

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of March 31, 2011: 39,800,000 Shares.

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2011

		Page
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS.	1
	Notes to Unaudited Financial Statements	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	15
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	25
ITEM 4.	CONTROLS AND PROCEDURES.	27

PART II.	OTHER INFORMATION	28

Item 1.	Legal Proceedings.	28
Item 1A.	Risk Factors.	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28
Item 3.	Defaults Upon Senior Securities.	28
Item 4.	Reserved.	29
Item 5.	Other Information.	29
Item 6.	Exhibits.	29

SIGNATURES		30

EXHIBIT INDEX		E-1

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 31.3	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-4
Exhibit 31.4	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-5
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-6
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-7
Exhibit 32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-8
Exhibit 32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-9
Exhibit 101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Bullish Index Fund—March 31, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments of PowerShares DB US Dollar Bullish Fund—March 31, 2011, (iii) the Schedule of Investments of PowerShares DB US Dollar Bullish Fund—December 31, 2010, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB US Dollar Bullish Fund—Three Months Ended March 31, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Bullish Fund—Three Months Ended March 31, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Bullish Fund—Three Months Ended March 31, 2010, (vii) the Unaudited Statements of Cash Flows—Three Months Ended March 31, 2011 and 2010, (viii) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Bullish Fund, tagged as blocks of text.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund

Statements of Financial Condition

March 31, 2011 (unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $780,883,925 and $914,821,634 respectively)	$780,926,553	$914,869,055
Cash held by broker	97,641,336	97,074,248
Net unrealized appreciation (depreciation) on futures contracts	(12,187,882)	(13,731,525)

Deposits with broker	866,380,007	998,211,778

Total assets	$866,380,007	$998,211,778

Liabilities
Management fee payable	548,345	700,713
Brokerage fee payable	18,530	7,751

Total liabilities	566,875	708,464

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	(130)	(89)

Total General shares	870	911

Shares:
Paid in capital—39,800,000 and 43,800,000 redeemable Shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	792,611,250	882,427,528
Accumulated earnings (deficit)	73,201,012	115,074,875

Total Shares	865,812,262	997,502,403

Total shareholders’ equity	865,813,132	997,503,314

Total liabilities and equity	$866,380,007	$998,211,778

Net asset value per share
General shares	$21.75	$22.78
Shares	$21.75	$22.77

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Schedule of Investments

March 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due April 7, 2011	2.77%	$23,999,928	$24,000,000
U.S. Treasury Bills, 0.23% due April 14, 2011	0.81	6,999,923	7,000,000
U.S. Treasury Bills, 0.075% due April 21, 2011	7.05	60,998,719	61,000,000
U.S. Treasury Bills, 0.045% due April 28, 2011	23.21	200,993,568	201,000,000
U.S. Treasury Bills, 0.15% due May 12, 2011	1.15	9,999,600	10,000,000
U.S. Treasury Bills, 0.11% due May 26, 2011	0.46	3,999,744	4,000,000
U.S. Treasury Bills, 0.145% due June 2, 2011	1.27	10,998,867	11,000,000
U.S. Treasury Bills, 0.11% due June 9, 2011	0.81	6,999,195	7,000,000
U.S. Treasury Bills, 0.09% due June 16, 2011	51.28	443,939,172	444,000,000
U.S. Treasury Bills, 0.095% due June 23, 2011	1.27	10,998,042	11,000,000
U.S. Treasury Bills, 0.10% due June 30, 2011	0.12	999,795	1,000,000

Total United States Treasury Obligations (cost $780,883,925)	90.20%	$780,926,553

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Dollar Index (11,149 contracts, settlement date June 13, 2011)	(1.41)%	$(12,187,882)

Net Unrealized Depreciation on Futures Contracts	(1.41)%	$(12,187,882)

Net unrealized depreciation is comprised entirely of unrealized losses of $ 12,187,882.

See accompanying notes to unaudited financial statements.

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

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Income
Interest Income	$289,748	$262,123

Expenses
Management Fee	1,702,930	3,975,629
Brokerage Commissions and Fees	113,529	329,471

Total Expenses	1,816,459	4,305,100

Net investment income (loss)	(1,526,711)	(4,042,977)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	8,018	(1,056)
Futures	(41,894,061)	95,011,822

Net realized gain (loss)	(41,886,043)	95,010,766

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(4,793)	16,486
Futures	1,543,643	(34,266,676)

Net change in unrealized gain (loss)	1,538,850	(34,250,190)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(40,347,193)	60,760,576

Net Income (Loss)	$(41,873,904)	$56,717,599

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	(30)

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bullish Fund	$(41,873,904)	$56,717,569

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2011	40	$1,000	$(89)	$911	43,800,000	$882,427,528	$115,074,875	$997,502,403	$997,503,314

Sale of Shares					2,600,000	57,120,124		57,120,124	57,120,124

Redemption of Shares					(6,600,000)	(146,936,402)		(146,936,402)	(146,936,402)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(1,526,710)	(1,526,710)	(1,526,711)

Net realized gain (loss) on United States Treasury Obligations and Futures			(42)	(42)			(41,886,001)	(41,886,001)	(41,886,043)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			2	2			1,538,848	1,538,848	1,538,850

Net Income (Loss)			(41)	(41)			(41,873,863)	(41,873,863)	(41,873,904)

Balance at March 31, 2011	40	$1,000	$(130)	$870	39,800,000	$792,611,250	$73,201,012	$865,812,262	$865,813,132

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2010	40	$1,000	$(79)	$921	140,400,000	$3,154,943,434	$77,998,098	$3,232,941,532	$3,232,942,453	$921	$3,232,943,374

Sale of Shares					24,600,000	578,083,478		578,083,478	578,083,478		578,083,478

Redemption of Shares					(94,600,000)	(2,193,335,834)		(2,193,335,834)	(2,193,335,834)		(2,193,335,834)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(4,042,973)	(4,042,973)	(4,042,975)	(2)	(4,042,977)

Net realized gain (loss) on United States Treasury Obligations and Futures			46	46			95,010,674	95,010,674	95,010,720	46	95,010,766

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(14)	(14)			(34,250,162)	(34,250,162)	(34,250,176)	(14)	(34,250,190)

Net Income (Loss)			30	30			56,717,539	56,717,539	56,717,569	30	56,717,599

Balance at March 31, 2010	40	$1,000	$(49)	$951	70,400,000	$1,539,691,078	$134,715,637	$1,674,406,715	$1,674,407,666	$951	$1,674,408,617

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net Income (Loss)	$(41,873,904)	$56,717,599
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(853,755,498)	(1,680,453,451)
Proceeds from securities sold and matured	987,990,973	3,189,929,923
Net accretion of discount on United States Treasury Obligations	(289,748)	(262,123)
Net realized (gain) loss on United States Treasury Obligations	(8,018)	1,056
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(1,538,850)	34,250,190
Change in operating receivables and liabilities:
Payable for securities purchased	—	29,990,091
Management fee payable	(152,368)	160,603
Brokerage fee payable	10,779	(6,979)

Net cash provided by (used for) operating activities	90,383,366	1,630,326,909

Cash flows from financing activities:
Proceeds from sale of Shares	57,120,124	563,812,963
Redemption of Shares	(146,936,402)	(2,193,335,834)

Net cash provided by financing activities	(89,816,278)	(1,629,522,871)

Net change in cash held by broker	567,088	804,038
Cash held by broker at beginning of period	97,074,248	175,353,290

Cash held by broker at end of period	$97,641,336	$176,157,328

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

March 31, 2011

(1) Organization

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

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and Fund’s interests in DB US Dollar Index Bullish Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or results of operations for the Fund.

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

This Report covers the three months ended March 31, 2011 and 2010 (hereinafter referred to as the “Three Months Ended March 31, 2011” and the “Three Months Ended March 31, 2010”, respectively).

(2) Fund Investment Overview

The Fund establishes long positions in certain futures contracts (the “DX Contracts”), with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index — Excess Return, the “Long Index” or the “Index”, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in long positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund does not employ leverage. As of March 31, 2011 and December 31, 2010, the Fund had $866,380,007 (or 100%) and $998,211,778 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $13,345,353 (or 1.54%) and $21,290,906 (or 2.13%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts. For additional information, please see the unaudited Schedule of Investments as of March 31, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred Management Fees of $1,702,930 and $3,975,629, respectively. As of March 31, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $548,345 and $700,713, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred brokerage fees of $113,529 and $329,471, respectively. As of March 31, 2011 and December 31, 2010, brokerage fees payable were $18,530 and $7,751, respectively.

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles and include the financial statements of the Fund and the Master Fund when applicable. As described in footnote 1, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Master Fund for all periods presented prior to December 31, 2010. Upon the initial offering of the Shares on February 15, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provided the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances for periods described previously of the Master Fund have been consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions have been eliminated.

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2011 and December 31, 2010 were holdings of $13,345,353 and $21,290,906, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2011, the Fund had cash held by the Commodity Broker of $97,641,336 of which $12,187,882 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010 the Fund had cash held by the Commodity Broker of $97,074,248 of which $13,731,525 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of March 31, 2011 and December 31, 2010.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $12,187,882 and of $13,731,525, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended March 31, 2011 and 2010.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2011 and 2010, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$780,926,553	$914,869,055
Currency Futures Contracts (Level 1)	$(12,187,882)	$(13,731,525)

There were no Level 2 or Level 3 holdings as of March 31, 2011 and December 31, 2010.

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Shares Sold	2,600,000	24,600,000	$57,120,124	$578,083,478
Shares Redeemed	(6,600,000)	(94,600,000)	(146,936,402)	(2,193,335,834)

Net Increase / (Decrease)	(4,000,000)	(70,000,000)	$(89,816,278)	$(1,615,252,356)

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2011, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2011 and 2010. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2011	March 31, 2010
Net Asset Value
Net Asset Value per Share, beginning of period	$22.77	$23.03
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.98)	0.79
Net investment income (loss)	(0.04)	(0.04)

Net income (loss)	(1.02)	0.75
Net asset value per Share, end of period	$21.75	$23.78

Market value per Share, beginning of period	$22.71	$23.08

Market value per Share, end of period	$21.79	$23.80

Ratio to average Net Assets*
Net investment income (loss)	(0.67)%	(0.76)%

Total expenses	0.80%	0.81%

Total Return, at net asset value**	(4.48)%	3.26%

Total Return, at market value**	(4.05)%	3.12%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB US Dollar Index Bullish Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB US Dollar Index Bullish Master Fund (the “Master Fund”), a series of the DB US Dollar Index Master Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund has performed all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure will have no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires.

The Fund establishes long positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Excess Return, the “Long Index” or the “Index”, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in long positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”) which comprise the USDX®–Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

The sponsor of the Long Index is Deutsche Bank AG London, or the Index Sponsor.

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

The following table reflects the index base weights (the “Index Base Weights”) of each Index Currency as of March 1973 with respect to the USDX®:

Index Currency	Index Base Weight (%)
Euro	57.60
Japanese Yen	13.60
British Pound	11.90
Canadian Dollar	9.10
Swedish Krona	4.20
Swiss Franc	3.60

Index Currency	Index Base Weight (%)
Closing Level at Inception:	100.00

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

Index Calculation

The Index reflects the changes in market value over time, whether positive or negative, of long positions in the first to expire DX Contracts relative to the value of the dollar as of December 31, 1986 (the “Base Date”), which expire in March, June, September and December. On the Base Date, the closing level was 100.00. Although the DX Contract started trading in 1985, the Base Date of December 31, 1986 was selected because reasonably reliable pricing data was not available prior to December 31, 1986. A quote of “105.50” means the U.S. dollar’s value has risen 5.50% since the Base Date relative to the underlying basket of Index Currencies which comprise the USDX®.

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

Since the Base Date, the Long Index closing level has ranged on a daily basis from as high as 100.58 on January 5, 1987 to as low as 53.75 on March 21, 2011. Past Index levels are not necessarily indicative of future Index levels.

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

Performance Summary

This Report covers the three months ended March 31, 2011 and 2010 (hereinafter referred to as the “Three Months Ended March 31, 2011” and the “Three Months Ended March 31, 2010”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX®–Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return (Long Index-TR), consists of the Index plus 3-month United States Treasury bills returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return and Underlying DX Contract Returns for the Three Months Ended March 31, 2011 and 2010” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Long Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

[Remainder of page left blank intentionally.]

Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return and Underlying DX Contract Returns for the Three Months Ended March 31, 2011 and 2010

Underlying Index	Aggregate returns for the LONG INDEX-TR
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
DX Contract	(4.38)%	3.61%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return (the “Long Index-TR”). The only difference between the Index and the Long Index-TR is that the Index does not include interest income from a hypothetical basket of fixed income securities while the Long Index-TR does include such a component. The difference between the Index and the Long Index-TR is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Long Index-TR. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

In determining fair value of United States Treasury Obligations and currency futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 1 for further information.

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

Operating Activities

Net cash flow provided by operating activities was $90.4 million and $1,630.3 million for the Three Months Ended March 31, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2011, $853.8 million was paid to purchase United States Treasury Obligations and $988.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2010, $1,680.5 million was paid to purchase United States Treasury Obligations and $3,189.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $1.5 million and decreased by $34.3 million during the Three Months Ended March 31, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow used for financing activities was $89.8 million and $1,629.5 million during the Three Months Ended March 31, 2011 and 2010, respectively. This included $57.1 million and $563.8 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The Fund was launched on February 15, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Excess Return, the “Long Index” or the “Index”, over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “UUP”), (ii) the Fund’s NAV (as reflected by the graph “UUPNV”), and (iii) the closing levels of the Index (as reflected by the graph “USDUPX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

[Remainder of page left blank intentionally.]

COMPARISON OF UUP, UUPNV AND USDUPX FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Excess Return is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Fund Share Price Performance

For the Three Months Ended March 31, 2011, the NYSE Arca market value of each Share decreased 4.05% from $22.71 per Share to $21.79 per Share. The Share price high and low for the Three Months Ended March 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $23.36 per Share (+2.86%) on January 7, 2011 to a low of $21.65 per Share (-4.67%) on March 21, 2011.

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share increased 3.12% from $23.08 per Share to $23.80 per Share. The Share price low and high for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $22.64 per Share (-1.91%) on January 14, 2010 to a high of $24.13 per Share (+4.55%) on March 25, 2010.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2011, the net asset value of each Share decreased 4.48% from $22.77 per Share to $21.75 per Share. Depreciation in the price of the long DX Contracts during the Three Months Ended March 31, 2011 contributed to a 4.38% decrease in the level of the Long Index-TR.

Net loss for the Three Months Ended March 31, 2011 was $41.9 million, resulting from $0.3 million of interest income, net realized loss of $41.9 million, net unrealized gains of $1.5 million and operating expenses of $1.8 million.

For the Three Months Ended March 31, 2010, the net asset value of each Share increased 3.26% from $23.03 per Share to $23.78 per Share. Appreciation in the price of the long DX Contracts during the Three Months Ended March 31, 2010 contributed to a 3.61% increase in the level of the Long Index-TR.

Net income for the Three Months Ended March 31, 2010 was $56.7 million, resulting from $0.3 million of interest income, net realized gain of $95.0 million, net unrealized losses of $34.3 million and operating expenses of $4.3 million.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Value at risk, VaR, is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (1 day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$866,380,007	0.56%	$11,208,547	7

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$998,211,778	0.56%	$12,941,303	8

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

ITEM 4.	CONTROLS AND PROCEDURES.

For purposes of this Item 4, all references to the “Fund” shall be read to specifically include the Fund and the Trust. Please note that the disclosure controls and procedures and internal control over financial reporting of the Trust are the aggregate disclosure controls and procedures and internal control over financial reporting of the Fund and that of PowerShares DB US Dollar Index Bearish Fund, each a series of the Trust.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Hans Ephraimson, its Chief Executive Officer, and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable.

Item 1A.	Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed March 1, 2011 except for the following:

(27) The Effect Of Market Disruptions and Government Intervention Are Unpredictable And May Have An Adverse Effect On The Value Of Your Shares.

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

(28) Regulatory Changes or Actions, Including the Implementation of the Dodd-Frank Act, May Alter the Operations and Profitability of the Fund.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. The Dodd-Frank Act seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Dodd-Frank Act require rulemaking by the applicable regulators before becoming fully effective and the Dodd-Frank Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the impact of the Dodd-Frank Act on the Fund, the Managing Owner, and the markets in which the Fund may invest, the Net Asset Value of the Fund or the market price of the Shares. The Dodd-Frank Act could result in the Fund’s investment strategy becoming non-viable or non-economic to implement. Therefore, the Dodd-Frank Act and regulations adopted pursuant to the Dodd-Frank Act could have a material adverse impact on the profit potential of the Fund and in turn the value of your Shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2011	6,600,000	$22.26
Three Months Ended March 31, 2010	94,600,000	$23.19

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Bullish Index Fund - March 31, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments of PowerShares DB US Dollar Bullish Fund - March 31, 2011, (iii) the Schedule of Investments of PowerShares DB US Dollar Bullish Fund–December 31, 2010, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB US Dollar Bullish Fund - Three Months Ended March 31, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Bullish Fund–Three Months Ended March 31, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Bullish Fund–Three Months Ended March 31, 2010, (vii) the Unaudited Statements of Cash Flows–Three Months Ended March 31, 2011 and 2010, (viii) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Bullish Fund, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bullish Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name: Title:	Michael Gilligan Principal Financial Officer

Dated: May 9, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-9

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Bullish Index Fund - March 31, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments of PowerShares DB US Dollar Bullish Fund - March 31, 2011, (iii) the Schedule of Investments of PowerShares DB US Dollar Bullish Fund– December 31, 2010, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB US Dollar Bullish Fund - Three Months Ended March 31, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Bullish Fund– Three Months Ended March 31, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Bullish Fund– Three Months Ended March 31, 2010, (vii) the Unaudited Statements of Cash Flows - Three Months Ended March 31, 2011 and 2010, (viii) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Bullish Fund, tagged as blocks of text.

E-1