Form 10-Q
period 2011-03-31
PowerShares DB US Dollar Index Trust; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2011-05-09
CIK 1371571, 1383149

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of March 31, 2011: 5,600,000 Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2011

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund

Statements of Financial Condition

March 31, 2011 (unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $135,975,826 and $141,968,205 respectively)	$135,987,100	$141,975,988
Cash held by broker	19,804,027	7,442,536
Net unrealized appreciation (depreciation) on futures contracts	2,157,810	2,155,588

Deposits with broker	157,948,937	151,574,112

Total assets	$157,948,937	$151,574,112

Liabilities
Management fee payable	97,227	98,614
Brokerage fee payable	7,319	5,089

Total liabilities	104,546	103,703

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	128	82

Total General shares	1,128	1,082

Shares:
Paid in capital—5,600,000 and 5,600,000 redeemable Shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	149,037,996	148,817,426
Accumulated earnings (deficit)	8,805,267	2,651,901

Total Shares	157,843,263	151,469,327

Total shareholders’ equity	157,844,391	151,470,409

Total liabilities and equity	$157,948,937	$151,574,112

Net asset value per share
General shares	$28.20	$27.05
Shares	$28.19	$27.05

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Schedule of Investments

March 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.23% due April 14, 2011	11.40%	$17,999,802	$18,000,000
U.S. Treasury Bills, 0.075% due April 21, 2011	0.63	999,979	1,000,000
U.S. Treasury Bills, 0.045% due April 28, 2011	1.90	2,999,904	3,000,000
U.S. Treasury Bills, 0.15% due May 5, 2011	1.27	1,999,930	2,000,000
U.S. Treasury Bills, 0.15% due May 12, 2011	0.63	999,960	1,000,000
U.S. Treasury Bills, 0.055% due May 19, 2011	1.27	1,999,888	2,000,000
U.S. Treasury Bills, 0.11% due May 26, 2011	20.91	32,997,888	33,000,000
U.S. Treasury Bills, 0.145% due June 2, 2011	19.00	29,996,910	30,000,000
U.S. Treasury Bills, 0.11% due June 9, 2011	10.14	15,998,160	16,000,000
U.S. Treasury Bills, 0.09% due June 16, 2011	6.97	10,998,493	11,000,000
U.S. Treasury Bills, 0.095% due June 23, 2011	1.90	2,999,466	3,000,000
U.S. Treasury Bills, 0.1% due June 30, 2011	10.13	15,996,720	16,000,000

Total United States Treasury Obligations (cost $135,975,826)	86.15%	$135,987,100

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (2,011 contracts, settlement date June 13, 2011)*	1.37%	$2,157,810

Net Unrealized Appreciation on Futures Contracts	1.37%	$2,157,810

*	Positions represent futures contracts sold.

Net unrealized appreciation is comprised of unrealized gains of $2,186,538 and unrealized losses of $28,728.

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.085% due January 13, 2011	11.89%	$17,999,838	$18,000,000
U.S. Treasury Bills, 0.07% due January 20, 2011	0.66	999,980	1,000,000
U.S. Treasury Bills, 0.065% due January 27, 2011	1.98	2,999,889	3,000,000
U.S. Treasury Bills, 0.125% due February 3, 2011	1.32	1,999,850	2,000,000
U.S. Treasury Bills, 0.125% due February 10, 2011	4.62	6,999,321	7,000,000
U.S. Treasury Bills, 0.13% due February 17, 2011	1.32	1,999,724	2,000,000
U.S. Treasury Bills, 0.12% due February 24, 2011	25.08	37,993,844	38,000,000
U.S. Treasury Bills, 0.175% due March 3, 2011	19.80	29,994,000	30,000,000
U.S. Treasury Bills, 0.145% due March 10, 2011	10.56	15,996,480	16,000,000
U.S. Treasury Bills, 0.14% due March 17, 2011	3.96	5,998,662	6,000,000
U.S. Treasury Bills, 0.13% due March 24, 2011	1.98	2,999,232	3,000,000
U.S. Treasury Bills, 0.18% due March 31, 2011	10.56	15,995,168	16,000,000

Total United States Treasury Obligations (cost $141,968,205)	93.73%	$141,975,988

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (1,841 contracts, settlement date March 14, 2011)*	1.42%	$2,155,588

Net Unrealized Appreciation on Futures Contracts	1.42%	$2,155,588

Net unrealized appreciation is comprised entirely of unrealized gains of $2,155,588.

*	Positions represent futures contracts sold.

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Income
Interest Income	$46,878	$35,600

Expenses
Management Fee	280,754	450,022
Brokerage Commissions and Fees	18,717	33,440

Total Expenses	299,471	483,462

Net investment income (loss)	(252,593)	(447,862)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	93	2,208
Futures	6,400,199	(14,233,005)

Net realized gain (loss)	6,400,292	(14,230,797)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	3,491	(11,143)
Futures	2,222	5,464,504

Net change in unrealized gain (loss)	5,713	5,453,361

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	6,406,005	(8,777,436)

Net Income (Loss)	$6,153,412	$(9,225,298)

Less: net income (loss) attributed to the non-controlling interest in subsidiary - related party	—	42

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bearish Fund	$6,153,412	$(9,225,256)

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2011	40	$1,000	$82	$1,082	5,600,000	$148,817,426	$2,651,901	$151,469,327	$151,470,409

Sale of Shares					200,000	5,666,870		5,666,870	5,666,870

Redemption of Shares					(200,000)	(5,446,300)		(5,446,300)	(5,446,300)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(252,591)	(252,591)	(252,593)

Net realized gain (loss) on United States Treasury Obligations and Futures			48	48			6,400,244	6,400,244	6,400,292

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			—	—			5,713	5,713	5,713

Net Income (Loss)			46	46			6,153,366	6,153,366	6,153,412

Balance at March 31, 2011	40	$1,000	$128	$1,128	5,600,000	$149,037,996	$8,805,267	$157,843,263	$157,844,391

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2010	40	$1,000	$103	$1,103	11,600,000	$309,379,654	$10,483,064	$319,862,718	$319,863,821	$1,103	$319,864,924

Sale of Shares					800,000	21,778,104		21,778,104	21,778,104		21,778,104

Redemption of Shares					(5,000,000)	(136,111,636)		(136,111,636)	(136,111,636)		(136,111,636)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(447,858)	(447,858)	(447,860)	(2)	(447,862)

Net realized gain (loss) on United States Treasury Obligations and Futures			(69)	(69)			(14,230,659)	(14,230,659)	(14,230,728)	(69)	(14,230,797)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			29	29			5,453,303	5,453,303	5,453,332	29	5,453,361

Net Income (Loss)			(42)	(42)			(9,225,214)	(9,225,214)	(9,225,256)	(42)	(9,225,298)

Balance at March 31, 2010	40	$1,000	$61	$1,061	7,400,000	$195,046,122	$1,257,850	$196,303,972	$196,305,033	$1,061	$196,306,094

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net Income (Loss)	$6,153,412	$(9,225,298)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(135,959,832)	(193,951,871)
Proceeds from securities sold and matured	141,999,182	303,997,436
Net accretion of discount on United States Treasury Obligations	(46,878)	(35,600)
Net realized (gain) loss on United States Treasury Obligations	(93)	(2,208)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(5,713)	(5,453,361)
Change in operating receivables and liabilities:
Management fee payable	(1,387)	(21,460)
Brokerage fee payable	2,230	1,371

Net cash provided by (used for) operating activities	12,140,921	95,309,009

Cash flows from financing activities:
Proceeds from sale of Shares	5,666,870	21,778,104
Redemption of Shares	(5,446,300)	(136,111,636)

Net cash provided by financing activities	220,570	(114,333,532)

Net change in cash held by broker	12,361,491	(19,024,523)
Cash held by broker at beginning of period	7,442,536	33,574,291

Cash held by broker at end of period	$19,804,027	$14,549,768

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

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

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and Fund’s interests in DB US Dollar Index Bearish Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or results of operations for the Fund.

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

(2) Fund Investment Overview

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Excess Return, the “Short Index” or the “Index”, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in short positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund does not employ leverage. As of March 31, 2011 and December 31, 2010, the Fund had $157,948,937 (or 100%) and $151,574,112 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $2,407,167 (or 1.52%) and $3,183,089 (or 2.10%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions on DX Contracts. For additional information, please see the unaudited Schedule of Investments as of March 31, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred Management Fees of $280,754 and $450,022, respectively. As of March 31, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $97,227 and $98,614, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred brokerage fees of $18,717 and $33,440, respectively. As of March 31, 2011 and December 31, 2010, brokerage fees payable were $7,319 and $5,089, respectively.

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

March 31, 2011

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

March 31, 2011

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2011 and December 31, 2010 were holdings of $2,407,167 and $3,183,089, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2011, the Fund had cash held by the Commodity Broker of $19,804,027. As of December 31, 2010, the Fund had cash held by the Commodity Broker of $7,442,536. There were no cash equivalents held by the Fund as of March 31, 2011 and December 31, 2010.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $2,157,810 and $2,155,588, respectively.

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

March 31, 2011

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$135,987,100	$141,975,988
Currency Futures Contracts (Level 1)	$2,157,810	$2,155,588

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

March 31, 2011

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Shares Sold	200,000	800,000	$5,666,870	$21,778,104
Shares Redeemed	(200,000)	(5,000,000)	(5,446,300)	(136,111,636)

Net Increase (Decrease)	—	(4,200,000)	$220,570	$(114,333,532)

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

March 31, 2011

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2011	March 31, 2010
Net Asset Value
Net asset value per Share, beginning of period	$27.05	$27.57
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.19	(0.99)
Net investment income (loss)	(0.05)	(0.05)

Net income (loss)	1.14	(1.04)
Net asset value per Share, end of period	$28.19	$26.53

Market value per Share, beginning of period	$27.10	$27.54

Market value per Share, end of period	$28.14	$26.53

Ratio to average Net Assets*
Net investment income (loss)	(0.67)%	(0.75)%

Total expenses	0.80%	0.81%

Total Return, at net asset value **	4.21%	(3.77)%

Total Return, at market value **	3.84%	(3.67)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Overview/Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB US Dollar Index Bearish Master Fund (the “Master Fund”), a series of the DB US Dollar Index Master Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund has performed all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure had no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires.

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Excess Return, the “Short Index” or the “Index”, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in short positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”) which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

The sponsor of the Short Index is Deutsche Bank AG London, or the Index Sponsor.

USDX ® Composition

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

Please see http://dbfunds.db.com/udn/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/udn/index.aspx with respect to the composition of the Index on the Base Date.

Index Calculation

The Index reflects the changes in market value over time, whether positive or negative, of short positions in the first to expire DX Contracts relative to the value of the dollar as of December 31, 1986 (the “Base Date”) , which expire in March, June, September and December. On the Base Date, the closing level was 100.00. Although the DX Contract started trading in 1985, the Base Date of December 31, 1986 was selected because reasonably reliable pricing data was not available prior to December 31, 1986. A quote of “105.50” means the U.S. dollar’s value has risen 5.50% since the Base Date relative to the underlying basket of Index Currencies which comprise the USDX®.

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

The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and

Swiss Franc. The Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return (Short Index-TR), consists of the Index plus 3-month United States Treasury bills returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract Returns for the Three Months Ended March 31, 2011 and 2010” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract

Returns for the Three Months Ended March 31, 2011 and 2010

Underlying Index	Aggregate returns for the SHORT INDEX-TR
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
DX Contract	4.44%	(3.65)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return (the “Short Index-TR”). The only difference between the Index and the Short Index-TR is that the Index does not include interest income from a hypothetical basket of fixed income securities while the Short Index-TR does include such a component. The difference between the Index and the Short Index-TR is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Short Index-TR. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow provided by operating activities was $12.1 million and $95.3 million for the Three Months Ended March 31, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2011, $136.0 million was paid to purchase United States Treasury Obligations and $142.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2010, $194.0 million was paid to purchase United States Treasury Obligations and $304.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures were unchanged and increased by $5.5 million during the Three Months Ended March 31, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $0.2 million and $(114.3) million during the Three Months Ended March 31, 2011 and 2010, respectively. This included $5.7 million and $ 21.8 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The Fund was launched on February 15, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Excess Return, the “Short Index” or the “Index”, over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “UDN”), (ii) the Fund’s NAV (as reflected by the graph “UDNNV”), and (iii) the closing levels of the Index (as reflected by the graph “USDDNX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF UDN, UDNNV AND USDDNX FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Excess Return is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS INCLUDING THOSE DESCRIBED UNDER ITEM 1A. – “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Fund Share Price Performance

For the Three Months Ended March 31, 2011, the NYSE Arca market value of each Share increased 3.84% from $27.10 per Share to $28.14 per Share. The Share price low and high for the Three Months Ended March 31, 2011 and related change from the Share price on December 30, 2010 was as follows: Shares traded from a low of $26.34 per Share (-2.80%) on January 7, 2011 to a high of $28.34 per Share (+4.58%) on March 21, 2011.

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share decreased 3.67% from $27.54 per Share to $26.53 per Share. The Share price high and low for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $28.06 per Share (+1.89%) on January 14, 2010 to a low of $26.15 per Share (-5.05%) on March 25, 2010.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2011, the net asset value of each Share increased 4.21% from $27.05 per Share to $28.19 per Share. Gains in the short DX Contract position during the Three Months March 31, 2011 contributed to a 4.44% increase in the level of the Short Index-TR.

Net income for the Three Months Ended March 31, 2011 was $6.2 million, resulting from $0.1 million of interest income, net realized gains of $6.4 million and operating expenses of $0.3 million.

For the Three Months Ended March 31, 2010, the net asset value of each Share decreased 3.77% from $27.57 per Share to $26.53 per Share. Depreciation in the price of the short DX Contracts during the Three Months Ended March 31, 2010 contributed to a 3.65% decrease in the level of the Short Index-TR.

Net loss for the Three Months Ended March 31, 2010 was $9.2 million, resulting from $0.1 million of interest income, net realized losses of $14.2 million, net unrealized gain of $5.4 million and operating expenses of $0.5 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$157,948,937	0.54%	$1,996,888	1

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$151,574,112	0.55%	$1,953,102	7

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2011	200,000	$27.23
Three Months Ended March 31, 2010	5,000,000	$27.22

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bearish Fund

	By:	DB Commodity Services LLC, its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: May 9, 2011	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-9

E-1