Form 10-Q
period 2011-06-30
PowerShares DB US Dollar Index Trust; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2011-08-05
CIK 1371571, 1383149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of outstanding Shares as of June 30, 2011: 5,400,000 Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2011

		Page
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS.	1
	Notes to Unaudited Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	29
ITEM 4.	CONTROLS AND PROCEDURES.	30

PART II.	OTHER INFORMATION	32

Item 1.	Legal Proceedings.	32
Item 1A.	Risk Factors.	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32
Item 3.	Defaults Upon Senior Securities.	32
Item 4.	Reserved.	32
Item 5.	Other Information.	33
Item 6.	Exhibits.	33

SIGNATURES		34

EXHIBIT INDEX		E-1

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 31.3	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-4
Exhibit 31.4	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-5
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-6
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-7
Exhibit 32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-8
Exhibit 32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-9
Exhibit 101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund

Statements of Financial Condition

June 30, 2011 (unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $133,991,871 and $141,968,205 respectively)	$133,998,518	$141,975,988
Cash held by broker	21,415,818	7,442,536
Net unrealized appreciation (depreciation) on futures contracts	135,973	2,155,588

Deposits with broker	155,550,309	151,574,112

Total assets	$155,550,309	$151,574,112

Liabilities
Management fee payable	$97,278	$98,614
Brokerage fee payable	2,018	5,089

Total liabilities	99,296	103,703

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	152	82

Total General shares	1,152	1,082

Shares:
Paid in capital—5,400,000 and 5,600,000 redeemable Shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	143,508,528	148,817,426
Accumulated earnings (deficit)	11,941,333	2,651,901

Total Shares	155,449,861	151,469,327

Total shareholders’ equity	155,451,013	151,470,409

Total liabilities and equity	$155,550,309	$151,574,112

Net asset value per share
General shares	$28.80	$27.05
Shares	$28.79	$27.05

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Schedule of Investments

June 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.015% due July 14, 2011	7.72%	$11,999,976	$12,000,000
U.S. Treasury Bills, 0.005% due July 21, 2011	0.64	999,994	1,000,000
U.S. Treasury Bills, 0.005% due July 28, 2011	12.22	18,999,924	19,000,000
U.S. Treasury Bills, 0.05% due August 4, 2011	5.15	7,999,984	8,000,000
U.S. Treasury Bills, 0.025% due August 11, 2011	0.64	999,994	1,000,000
U.S. Treasury Bills, 0.03% due August 18, 2011	1.29	1,999,986	2,000,000
U.S. Treasury Bills, 0.055% due August 25, 2011	17.37	26,999,784	27,000,000
U.S. Treasury Bills, 0.06% due September 1, 2011	15.44	23,999,712	24,000,000
U.S. Treasury Bills, 0.045% due September 8, 2011	6.43	9,999,900	10,000,000
U.S. Treasury Bills, 0.05% due September 15, 2011	7.08	10,999,769	11,000,000
U.S. Treasury Bills, 0.035% due September 22, 2011	1.93	2,999,895	3,000,000
U.S. Treasury Bills, 0.025% due September 29, 2011	10.29	15,999,600	16,000,000

Total United States Treasury Obligations (cost $133,991,871)	86.20%	$133,998,518

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (2,044 contracts, settlement date September 19, 2011)*	0.09%	$135,973

Net Unrealized Appreciation on Futures Contracts	0.09%	$135,973

*	Positions represent futures contracts sold.

Net unrealized appreciation is comprised of unrealized gains of $382,137 and unrealized losses of $246,164.

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

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Income
Interest Income	$29,739	$60,855	$76,617	$96,455

Expenses
Management Fee	306,150	349,012	586,904	799,034
Brokerage Commissions and Fees	15,186	25,767	33,903	59,207

Total Expenses	321,336	374,779	620,807	858,241

Net investment income (loss)	(291,597)	(313,924)	(544,190)	(761,786)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	1,056	1,720	1,149	3,928
Futures	5,453,095	(16,218,653)	11,853,294	(30,451,658)

Net realized gain (loss)	5,454,151	(16,216,933)	11,854,443	(30,447,730)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(4,627)	783	(1,136)	(10,360)
Futures	(2,021,837)	4,863,110	(2,019,615)	10,327,614

Net change in unrealized gain (loss)	(2,026,464)	4,863,893	(2,020,751)	10,317,254

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	3,427,687	(11,353,040)	9,833,692	(20,130,476)

Net Income (Loss)	$3,136,090	$(11,666,964)	$9,289,502	$(20,892,262)

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	—	66	—	108

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bearish Fund	$3,136,090	$(11,666,898)	$9,289,502	$(20,892,154)

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at April 1, 2011	40	$1,000	$128	$1,128	5,600,000	$149,037,996	$8,805,267	$157,843,263	$157,844,391

Sale of Shares					1,000,000	28,969,688		28,969,688	28,969,688

Redemption of Shares					(1,200,000)	(34,499,156)		(34,499,156)	(34,499,156)

Net Income (Loss)

Net investment income (loss)			(5)	(5)			(291,592)	(291,592)	(291,597)

Net realized gain (loss) on United States Treasury Obligations and Futures			74	74			5,454,077	5,454,077	5,454,151

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(45)	(45)			(2,026,419)	(2,026,419)	(2,026,464)

Net Income (Loss)			24	24			3,136,066	3,136,066	3,136,090

Balance at June 30, 2011	40	$1,000	$152	$1,152	5,400,000	$143,508,528	$11,941,333	$155,449,861	$155,451,013

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2010	40	$1,000	$61	$1,061	7,400,000	$195,046,122	$1,257,850	$196,303,972	$196,305,033	$1,061	$196,306,094

Sale of Shares					2,400,000	59,064,118		59,064,118	59,064,118		59,064,118

Redemption of Shares					(3,400,000)	(84,563,054)		(84,563,054)	(84,563,054)		(84,563,054)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(313,920)	(313,920)	(313,922)	(2)	(313,924)

Net realized gain (loss) on United States Treasury Obligations and Futures			(83)	(83)			(16,216,767)	(16,216,767)	(16,216,850)	(83)	(16,216,933)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			19	19			4,863,855	4,863,855	4,863,874	19	4,863,893

Net Income (Loss)			(66)	(66)			(11,666,832)	(11,666,832)	(11,666,898)	(66)	(11,666,964)

Balance at June 30, 2010	40	$1,000	$(5)	$995	6,400,000	$169,547,186	$(10,408,982)	$159,138,204	$159,139,199	$995	$159,140,194

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$82	$1,082	5,600,000	$148,817,426	$2,651,901	$151,469,327	$151,470,409

Sale of Shares					1,200,000	34,636,558		34,636,558	34,636,558

Redemption of Shares					(1,400,000)	(39,945,456)		(39,945,456)	(39,945,456)

Net Income (Loss)

Net investment income (loss)			(7)	(7)			(544,183)	(544,183)	(544,190)

Net realized gain (loss) on United States Treasury Obligations and Futures			122	122			11,854,321	11,854,321	11,854,443

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(45)	(45)			(2,020,706)	(2,020,706)	(2,020,751)

Net Income (Loss)			70	70			9,289,432	9,289,432	9,289,502

Balance at June 30, 2011	40	$1,000	$152	$1,152	5,400,000	$143,508,528	$11,941,333	$155,449,861	$155,451,013

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$103	$1,103	11,600,000	$309,379,654	$10,483,064	$319,862,718	$319,863,821	$1,103	$319,864,924

Sale of Shares					3,200,000	80,842,222		80,842,222	80,842,222		80,842,222

Redemption of Shares					(8,400,000)	(220,674,690)		(220,674,690)	(220,674,690)		(220,674,690)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(761,778)	(761,778)	(761,782)	(4)	(761,786)

Net realized gain (loss) on United States Treasury Obligations and Futures			(152)	(152)			(30,447,426)	(30,447,426)	(30,447,578)	(152)	(30,447,730)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			48	48			10,317,158	10,317,158	10,317,206	48	10,317,254

Net Income (Loss)			(108)	(108)			(20,892,046)	(20,892,046)	(20,892,154)	(108)	(20,892,262)

Balance at June 30, 2010	40	$1,000	$(5)	$995	6,400,000	$169,547,186	$(10,408,982)	$159,138,204	$159,139,199	$995	$159,140,194

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$9,289,502	$(20,892,262)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(281,944,914)	(388,880,709)
Proceeds from securities sold and matured	289,999,014	531,994,322
Net accretion of discount on United States Treasury Obligations	(76,617)	(96,455)
Net realized (gain) loss on United States Treasury Obligations	(1,149)	(3,928)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	2,020,751	(10,317,254)
Change in operating receivables and liabilities:
Receivable for securities sold	—	(4,999,621)
Management fee payable	(1,336)	(38,428)
Brokerage fee payable	(3,071)	(1,539)

Net cash provided by (used for) operating activities	19,282,180	106,764,126

Cash flows from financing activities:
Proceeds from sale of Shares	34,636,558	80,842,222
Payable for Shares redeemed	—	4,973,068
Redemption of Shares	(39,945,456)	(220,674,690)

Net cash provided by (used for) financing activities	(5,308,898)	(134,859,400)

Net change in cash held by broker	13,973,282	(28,095,274)
Cash held by broker at beginning of period	7,442,536	33,574,291

Cash held by broker at end of period	$21,415,818	$5,479,017

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

June 30, 2011

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

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and the Fund’s interests in DB US Dollar Index Bearish Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Fund and the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or the results of operations for the Fund.

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

This Report covers the three months ended June 30, 2011 and 2010 (hereinafter referred to as the “Three Months Ended June 30, 2011” and the “Three Months Ended June 30, 2010”, respectively) and the six months ended June 30, 2011 and 2010 (hereinafter referred to as the “Six Months Ended June 30, 2011” and the “Six Months Ended June 30, 2010”, respectively).

(2) Fund Investment Overview

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Excess Return, the “Short Index” or the “Index”, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in short positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency” and collectively the “Index Currencies”), which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund does not employ leverage. As of June 30, 2011 and December 31, 2010, the Fund had $155,550,309 (or 100%) and $151,574,112 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $4,621,484 (or 2.97%) and $3,183,089 (or 2.10%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions on DX Contracts. For additional information, please see the unaudited Schedule of Investments as of June 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred Management Fees of $306,150 and $349,012, respectively. Management Fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $586,904 and $799,034, respectively. As of June 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $97,278 and $98,614, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred brokerage fees of $15,186 and $25,767, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $33,903 and $59,207, respectively. As of June 30, 2011 and December 31, 2010, brokerage fees payable were $2,018 and $5,089, respectively.

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

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles and include the financial statements of the Fund and the Master Fund when applicable. As described in note 1, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Fund and the Master Fund for all periods presented prior to December 31, 2010. Upon the initial offering of the Shares on February 15, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provided the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund were consolidated with the Fund’s financial statement balances for the periods previously described, and all significant inter-company balances and transactions were eliminated.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2011 and December 31, 2010 were holdings of $4,621,484 and $3,183,089, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2011, the Fund had $21,415,818 of cash held with the Commodity Broker. As of December 31, 2010, the Fund had $7,442,536 of cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of June 30, 2011 and December 31, 2010.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $135,973 and $2,155,588, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2011 and 2010 and the Six Months Ended June 30, 2011 and 2010.

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2011 and 2010 and the Six Months Ended June 30, 2011 and 2010, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$133,998,518	$141,975,988
Currency Futures Contracts (Level 1)	$135,973	$2,155,588

There were no Level 2 or Level 3 holdings as of June 30, 2011 and December 31, 2010.

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended June 30, 2011 and 2010

and the Six Months Ended June 30, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Shares Sold	1,000,000	2,400,000	$28,969,688	$59,064,118	1,200,000	3,200,000	$34,636,558	$80,842,222
Shares Redeemed	(1,200,000)	(3,400,000)	(34,499,156)	(84,563,054)	(1,400,000)	(8,400,000)	(39,945,456)	(220,674,690)

Net Increase (Decrease)	(200,000)	(1,000,000)	$(5,529,468)	$(25,498,936)	(200,000)	(5,200,000)	$(5,308,898)	$(139,832,468)

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2011, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2011 and 2010 and for the Six Months Ended June 30, 2011 and 2010. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$28.19	$26.53	$27.05	$27.57
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.65	(1.62)	1.84	(2.61)
Net investment income (loss)	(0.05)	(0.04)	(0.10)	(0.09)

Net income (loss)	0.60	(1.66)	1.74	(2.70)
Net asset value per Share, end of period	$28.79	$24.87	$28.79	$24.87

Market value per Share, beginning of period	$28.14	$26.53	$27.10	$27.54

Market value per Share, end of period	$28.76	$24.84	$28.76	$24.84

Ratio to average Net Assets*
Net investment income (loss)	(0.71)%	(0.68)%	(0.69)%	(0.72)%

Total expenses	0.79%	0.81%	0.79%	0.81%

Total Return, at net asset value **	2.13%	(6.26)%	6.43%	(9.79)%

Total Return, at market value **	2.20%	(6.37)%	6.13%	(9.80)%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB US Dollar Index Bearish Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB US Dollar Index Bearish Master Fund (the “Master Fund”), a series of the DB US Dollar Index Master Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities to the Fund and terminated. Effective January 1, 2011, the reorganized Fund has performed all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure had no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires.

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Excess Return, the “Short Index” or the “Index”, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in short positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency” and collectively the “Index Currencies”) which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

Performance Summary

This Report covers the three months ended June 30, 2011 and 2010 (hereinafter referred to as the “Three Months Ended June 30, 2011” and the “Three Months Ended June 30, 2010”, respectively) and the six months ended June 30, 2011 and 2010 (hereinafter referred to as the “Six Months Ended June 30, 2011” and the “Six Months Ended June 30, 2010”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund and the exchange traded Shares are not necessarily indicative of future performance.

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

The section “Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract Returns for the Three Months Ended June 30, 2011 and 2010 and the Six Months Ended June 30, 2011 and 2010” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract

Returns for the Three Months Ended June 30, 2011 and 2010 and the Six Months Ended June 30, 2011 and 2010

Underlying Index	Aggregate returns for the SHORT INDEX-TR
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
DX Contract	2.33%	(6.10)%	6.87%	(9.52)%

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

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the financial statements and accompanying notes. The financial statements of the Fund include the consolidated financial statements of the Fund and Master Fund when applicable. As described above, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Master Fund for all periods prior to December 31, 2010. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

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

The Fund’s currency futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, commodity exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the futures contract can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Although the DX Contracts that the Fund invests in are not currently subject to daily limits, the DX Contracts held by the Fund could become subject to such limits in the future. Such market conditions could prevent the Fund from promptly liquidating its currency futures positions.

Authorized Participants may also redeem Baskets of Shares. On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 1:00 p.m., New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow only Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund no later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in DX Contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by and (used for) operating activities was $19.3 million and $106.8 million for the Six Months Ended June 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2011, $281.9 million was paid to purchase United States Treasury Obligations and $290.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2010, $388.9 million was paid to purchase United States Treasury Obligations and $532.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $2.0 million and increased by $10.3 million during the Six Months Ended June 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(5.3) million and $(134.9) million during the Six Months Ended June 30, 2011 and 2010, respectively. This included $34.6 million and $80.8 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010 AND THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits (if applicable) or certain other similar limitations on the ability of the Fund to trade the DX Contracts. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the DX Contracts, which may compel the Fund to trade futures or other instruments that are not the DX Contracts as proxies for the DX Contracts. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the DX Contracts as proxies for the DX Contracts could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

[Remainder of page left blank intentionally.]

COMPARISON OF UDN, UDNNV AND USDDNX FOR THE THREE MONTHS ENDED

JUNE 30, 2011 AND 2010 AND THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN NOVEMBER 2006, CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD DECEMBER 1986 THROUGH OCTOBER 2006, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF DX CONTRACTS, IN HINDSIGHT.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Three Months Ended June 30, 2011, the NYSE Arca market value of each Share increased 2.20% from $28.14 per Share to $28.76 per Share. The Share price low and high for the Three Months Ended June 30, 2011 and related change from the Share price on March 31, 2011 was as follows: Shares traded from a low of $28.06 per Share (-0.28%) on May 23, 2011 to a high of $29.21 per Share (+3.80%) on April 29, 2011.

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 6.37% from $26.53 per Share to $24.84 per Share. The Share price high and low for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a high of $26.86 per Share (+1.24%) on April 14, 2010 to a low of $24.07 per Share (-9.27%) on June 7, 2010.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2011, the net asset value of each Share increased 2.13% from $28.19 per Share to $28.79 per Share. Gains in the short DX Contract position during the Three Months June 30, 2011 contributed to a 2.33% increase in the level of the Short Index-TR.

Net income for the Three Months Ended June 30, 2011 was $3.1 million, resulting from $0.03 million of interest income, net realized gains of $5.4 million, net unrealized losses of $2.0 million and operating expenses of $0.3 million.

For the Three Months Ended June 30, 2010, the net asset value of each Share decreased 6.26% from $26.53 per Share to $24.87 per Share. Depreciation in the price of the short DX Contracts during the Three Months Ended June 30, 2010 contributed to a 6.10% decrease in the level of the Short Index-TR.

Net loss for the Three Months Ended June 30, 2010 was $11.6 million, resulting from $0.1 million of interest income, net realized losses of $16.2 million, net unrealized gain of $4.9 million and operating expenses of $0.4 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Six Months Ended June 30, 2011, the NYSE Arca market value of each Share increased 6.13% from $27.10 per Share to $28.76 per Share. The Share price low and high for the Six Months Ended June 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $26.34 per Share (-2.80%) on January 7, 2011 to a high of $29.21 per Share (+7.79%) on April 29, 2011.

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 9.80% from $27.54 per Share to $24.84 per Share. The Share price high and low for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $28.06 per Share (+1.89%) on January 14, 2010 to a low of $24.07 per Share (-12.60%) on June 7, 2010.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2011, the net asset value of each Share increased 6.43% from $27.05 per Share to $28.79 per Share. Gains in the short DX Contract position during the Six Months Ended June 30, 2011 contributed to a 6.87% increase in the level of the Short Index-TR.

Net income for the Six Months Ended June 30, 2011 was $9.3 million, resulting from $0.1 million of interest income, net realized gains of $11.8 million, net unrealized losses of $2.0 million and operating expenses of $0.6 million.

For the Six Months Ended June 30, 2010, the net asset value of each Share decreased 9.79% from $27.57 per Share to $24.87 per Share. Depreciation in the price of the short DX Contracts during the Six Months Ended June 30, 2010 contributed to a 9.52% decrease in the level of the Short Index-TR.

Net loss for the Six Months Ended June 30, 2010 was $20.9 million, resulting from $0.1 million of interest income, net realized losses of $30.4 million, net unrealized gains of $10.3 million and operating expenses of $0.9 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$155,550,309	0.51%	$1,856,147	6

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$151,574,112	0.55%	$1,953,102	7

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2011	1,200,000	$28.75
Three Months Ended June 30, 2010	3,400,000	$24.87

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bearish Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

Dated: August 5, 2011	By:	/S/ MICHAEL GILLIGAN
	Name: Title:	Michael Gilligan Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-9

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

E-1