Form 10-Q
period 2011-06-30
PowerShares DB US Dollar Index Trust; PowerShares DB US Dollar Index Bullish Fund
filed 2011-08-05
CIK 1371571, 1383151

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

Indicate the number of outstanding Shares as of June 30, 2011: 51,200,000 Shares.

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2011

		Page
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS.	1
	Notes to Unaudited Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	29
ITEM 4.	CONTROLS AND PROCEDURES.	30

PART II.	OTHER INFORMATION	32

Item 1.	Legal Proceedings.	32
Item 1A.	Risk Factors.	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32
Item 3.	Defaults Upon Senior Securities.	32
Item 4.	Reserved.	33
Item 5.	Other Information.	33
Item 6.	Exhibits.	33

SIGNATURES		34

EXHIBIT INDEX		E-1

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 31.3	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-4
Exhibit 31.4	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-5
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-6
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-7
Exhibit 32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-8
Exhibit 32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-9
Exhibit 101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund

Statements of Financial Condition

June 30, 2011 (unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,055,941,033 and $914,821,634 respectively)	$1,055,987,159	$914,869,055
Cash held by broker	32,511,422	97,074,248
Net unrealized appreciation (depreciation) on futures contracts	(2,086,190)	(13,731,525)

Deposits with broker	1,086,412,391	998,211,778

Total assets	$1,086,412,391	$998,211,778

Liabilities
Management fee payable	$680,918	$700,713
Brokerage fee payable	282	7,751

Total liabilities	681,200	708,464

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	(152)	(89)

Total General shares	848	911

Shares:
Paid in capital—51,200,000 and 43,800,000 redeemable Shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,035,182,512	882,427,528
Accumulated earnings (deficit)	50,547,831	115,074,875

Total Shares	1,085,730,343	997,502,403

Total shareholders’ equity	1,085,731,191	997,503,314

Total liabilities and equity	$1,086,412,391	$998,211,778

Net asset value per share
General shares	$21.20	$22.78
Shares	$21.21	$22.77

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Schedule of Investments

June 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.005% due July 7, 2011	0.28%	$2,999,997	$3,000,000
U.S. Treasury Bills, 0.015% due July 14, 2011	0.28	2,999,994	3,000,000
U.S. Treasury Bills, 0.005% due July 21, 2011	1.29	13,999,916	14,000,000
U.S. Treasury Bills, 0.005% due July 28, 2011	24.22	262,998,948	263,000,000
U.S. Treasury Bills, 0.05% due August 4, 2011	10.32	111,999,776	112,000,000
U.S. Treasury Bills, 0.025% due August 11, 2011	14.74	159,999,040	160,000,000
U.S. Treasury Bills, 0.055% due August 25, 2011	2.30	24,999,800	25,000,000
U.S. Treasury Bills, 0.06% due September 1, 2011	1.01	10,999,868	11,000,000
U.S. Treasury Bills, 0.045% due September 8, 2011	1.01	10,999,890	11,000,000
U.S. Treasury Bills, 0.05% due September 15, 2011	38.22	414,991,285	415,000,000
U.S. Treasury Bills, 0.035% due September 22, 2011	3.50	37,998,670	38,000,000
U.S. Treasury Bills, 0.025% due September 29, 2011	0.09	999,975	1,000,000

Total United States Treasury Obligations (cost $1,055,941,033)	97.26%	$1,055,987,159

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Dollar Index (14,269 contracts, settlement date September 19, 2011)	(0.19)%	$(2,086,190)

Net Unrealized Depreciation on Futures Contracts	(0.19)%	$(2,086,190)

Net unrealized depreciation is comprised of unrealized losses of $3,617,074 and unrealized gains of $1,530,884.

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

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Income
Interest Income	$160,108	$385,805	$449,856	$647,928

Expenses
Management Fee	1,886,288	2,476,667	3,589,218	6,452,296
Brokerage Commissions and Fees	137,681	172,111	251,210	501,582

Total Expenses	2,023,969	2,648,778	3,840,428	6,953,878

Net investment income (loss)	(1,863,861)	(2,262,973)	(3,390,572)	(6,305,950)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	7,946	3,946	15,964	2,890
Futures	(30,902,478)	105,135,263	(72,796,539)	200,147,085

Net realized gain (loss)	(30,894,532)	105,139,209	(72,780,575)	200,149,975

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	3,498	(135,339)	(1,295)	(118,853)
Futures	10,101,692	(36,136,799)	11,645,335	(70,403,475)

Net change in unrealized gain (loss)	10,105,190	(36,272,138)	11,644,040	(70,522,328)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(20,789,342)	68,867,071	(61,136,535)	129,627,647

Net Income (Loss)	$(22,653,203)	$66,604,098	$(64,527,107)	$123,321,697

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	—	(50)	—	(80)

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bullish Fund	$(22,653,203)	$66,604,048	$(64,527,107)	$123,321,617

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at April 1, 2011	40	$1,000	$(130)	$870	39,800,000	$792,611,250	$73,201,012	$865,812,262	$865,813,132

Sale of Shares					21,600,000	459,185,534		459,185,534	459,185,534

Redemption of Shares					(10,200,000)	(216,614,272)		(216,614,272)	(216,614,272)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(1,863,857)	(1,863,857)	(1,863,861)

Net realized gain (loss) on United States Treasury Obligations and Futures			(44)	(44)			(30,894,488)	(30,894,488)	(30,894,532)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			26	26			10,105,164	10,105,164	10,105,190

Net Income (Loss)			(22)	(22)			(22,653,181)	(22,653,181)	(22,653,203)

Balance at June 30, 2011	40	$1,000	$(152)	$848	51,200,000	$1,035,182,512	$50,547,831	$1,085,730,343	$1,085,731,191

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at April 1, 2010	40	$1,000	$(49)	$951	70,400,000	$1,539,691,078	$134,715,637	$1,674,406,715	$1,674,407,666	$951	$1,674,408,617

Sale of Shares					11,800,000	297,169,672		297,169,672	297,169,672		297,169,672

Redemption of Shares					(35,000,000)	(856,633,844)		(856,633,844)	(856,633,844)		(856,633,844)

Net Income (loss)

Net investment income (loss)			(2)	(2)			(2,262,969)	(2,262,969)	(2,262,971)	(2)	(2,262,973)

Net realized gain (loss) on United States Treasury Obligations and Futures			89	89			105,139,031	105,139,031	105,139,120	89	105,139,209

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(37)	(37)			(36,272,064)	(36,272,064)	(36,272,101)	(37)	(36,272,138)

Net Income (loss)			50	50			66,603,998	66,603,998	66,604,048	50	66,604,098

Balance at June 30, 2010	40	$1,000	$1	$1,001	47,200,000	$980,226,906	$201,319,635	$1,181,546,541	$1,181,547,542	$1,001	$1,181,548,543

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2011	40	$1,000	$(89)	$911	43,800,000	$882,427,528	$115,074,875	$997,502,403	$997,503,314

Sale of Shares					24,200,000	516,305,658		516,305,658	516,305,658

Redemption of Shares					(16,800,000)	(363,550,674)		(363,550,674)	(363,550,674)

Net Income (Loss)

Net investment income (loss)			(5)	(5)			(3,390,567)	(3,390,567)	(3,390,572)

Net realized gain (loss) on United States Treasury Obligations and Futures			(86)	(86)			(72,780,489)	(72,780,489)	(72,780,575)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			28	28			11,644,012	11,644,012	11,644,040

Net Income (Loss)			(63)	(63)			(64,527,044)	(64,527,044)	(64,527,107)

Balance at June 30, 2011	40	$1,000	$(152)	$848	51,200,000	$1,035,182,512	$50,547,831	$1,085,730,343	$1,085,731,191

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2010	40	$1,000	$(79)	$921	140,400,000	$3,154,943,434	$77,998,098	$3,232,941,532	$3,232,942,453	$921	$3,232,943,374

Sale of Shares					36,400,000	875,253,150		875,253,150	875,253,150		875,253,150

Redemption of Shares					(129,600,000)	(3,049,969,678)		(3,049,969,678)	(3,049,969,678)		(3,049,969,678)

Net Income (loss)

Net investment income (loss)			(4)	(4)			(6,305,942)	(6,305,942)	(6,305,946)	(4)	(6,305,950)

Net realized gain (loss) on United States Treasury Obligations and Futures			135	135			200,149,705	200,149,705	200,149,840	135	200,149,975

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(51)	(51)			(70,522,226)	(70,522,226)	(70,522,277)	(51)	(70,522,328)

Net Income (loss)			80	80			123,321,537	123,321,537	123,321,617	80	123,321,697

Balance at June 30, 2010	40	$1,000	$1	$1,001	47,200,000	$980,226,906	$201,319,635	$1,181,546,541	$1,181,547,542	$1,001	$1,181,548,543

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$(64,527,107)	$123,321,697
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(2,011,642,258)	(2,699,226,182)
Proceeds from securities sold and matured	1,870,988,679	4,726,830,836
Net accretion of discount on United States Treasury Obligations	(449,856)	(647,928)
Net realized (gain) loss on United States Treasury Obligations	(15,964)	(2,890)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(11,644,040)	70,522,328
Change in operating receivables and liabilities:
Receivable for securities sold	—	(4,999,621)
Payable for securities purchased	—	999,621
Management fee payable	(19,795)	(262,699)
Brokerage fee payable	(7,469)	(3,347)

Net cash provided by (used for) operating activities	(217,317,810)	2,216,531,815

Cash flows from financing activities:
Proceeds from sale of Shares	516,305,658	875,253,150
Payable for Shares redeemed	—	5,006,554
Redemption of Shares	(363,550,674)	(3,049,969,678)

Net cash provided by (used for) financing activities	152,754,984	(2,169,709,974)

Net change in cash held by broker	(64,562,826)	46,821,841
Cash held by broker at beginning of period	97,074,248	175,353,290

Cash held by broker at end of period	$32,511,422	$222,175,131

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

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and the Fund’s interests in DB US Dollar Index Bullish Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Fund and the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or the results of operations for the Fund.

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

(2) Fund Investment Overview

The Fund establishes long positions in certain futures contracts (the “DX Contracts”), with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index — Excess Return, the “Long Index” or the “Index”, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in long positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency,” and collectively, the “Index Currencies”), which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund does not employ leverage. As of June 30, 2011 and December 31, 2010, the Fund had $1,086,412,391 (or 100%) and $998,211,778 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $32,262,209 (or 2.97%) and $21,290,906 (or 2.13%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts. For additional information, please see the unaudited Schedule of Investments as of June 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred Management Fees of $1,886,288 and $2,476,667, respectively. Management Fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $3,589,218 and $6,452,296, respectively. As of June 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $680,918 and $700,713, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred brokerage fees of $137,681 and $172,111, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $251,210 and $501,582, respectively. As of June 30, 2011 and December 31, 2010, brokerage fees payable were $282 and $7,751, respectively.

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2011 and December 31, 2010 were holdings of $32,262,209 and $21,290,906, respectively, which were restricted and held against initial margin of the open futures contracts.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2011, the Fund had $32,511,422 of cash held with the Commodity Broker of which $2,086,190 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010 the Fund had cash held with the Commodity Broker of $97,074,248 of which $13,731,525 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of June 30, 2011 and December 31, 2010.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $2,086,190 and $13,731,525, respectively.

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$1,055,987,159	$914,869,055
Currency Futures Contracts (Level 1)	$(2,086,190)	$(13,731,525)

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Shares Sold	21,600,000	11,800,000	$459,185,534	$297,169,672	24,200,000	36,400,000	$516,305,658	$875,253,150
Shares Redeemed	(10,200,000)	(35,000,000)	(216,614,272)	(856,633,844)	(16,800,000)	(129,600,000)	(363,550,674)	(3,049,969,678)

Net Increase/(Decrease)	11,400,000	(23,200,000)	$242,571,262	$(559,464,172)	7,400,000	(93,200,000)	$152,754,984	$(2,174,716,528)

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$21.75	$23.78	$22.77	$23.03
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.50)	1.29	(1.48)	2.09
Net investment income (loss)	(0.04)	(0.04)	(0.08)	(0.09)

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income (loss)	(0.54)	1.25	(1.56)	2.00
Net asset value per Share, end of period	$21.21	$25.03	$21.21	$25.03

Market value per Share, beginning of period	$21.79	$23.80	$22.71	$23.08

Market value per Share, end of period	$21.22	$25.06	$21.22	$25.06

Ratio to average Net Assets*
Net investment income (loss)	(0.74)%	(0.69)%	(0.71)%	(0.73)%

Total expenses	0.80%	0.81%	0.80%	0.81%

Total Return, at net asset value **	(2.48)%	5.26%	(6.85)%	8.68%

Total Return, at market value **	(2.62)%	5.29%	(6.56)%	8.58%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB US Dollar Index Bullish Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

The Fund establishes long positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Excess Return, the “Long Index” or the “Index”, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in long positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency,” and collectively, the “Index Currencies”) which comprise the USDX®–Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

Since the Base Date, the Long Index closing level has ranged on a daily basis from as high as 100.58 on January 5, 1987 to as low as 51.943 on April 29, 2011. Past Index levels are not necessarily indicative of future Index levels.

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

The section “Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return and Underlying DX Contract Returns for the Three Months Ended June 30, 2011 and 2010 and the Six Months Ended June 30, 2011 and 2010” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Long Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return and Underlying DX Contract Returns for the Three Months Ended June 30, 2011 and 2010 and the Six Months Ended June 30, 2011 and 2010

Underlying Index	Aggregate returns for the LONG INDEX-TR
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
DX Contract	(2.37)%	5.63%	(6.65)%	9.44%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(217.3) million and $2,216.5 million for the Six Months Ended June 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2011, $2,011.6 million was paid to purchase United States Treasury Obligations and $1,871.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2010, $2,699.2 million was paid to purchase United States Treasury Obligations and $4,726.8 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $11.6 million and decreased by $70.5 million during the Six Months Ended June 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $152.8 million and $(2,169.7) million during the Six Months Ended June 30, 2011 and 2010, respectively. This included $516.3 million and $ 875.3 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2011 and 2010, respectively.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Three Months Ended June 30, 2011, the NYSE Arca market value of each Share decreased 2.62% from $21.79 per Share to $21.22 per Share. The Share price high and low for the Three Months Ended June 30, 2011 and related change from the Share price on March 31, 2011 was as follows: Shares traded from a high of $21.79 per Share (+0.00%) on May 23, 2011 to a low of $20.95 per Share (-3.85%) on April 29, 2011.

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share increased 5.29% from $23.80 per Share to $25.06 per Share. The Share price low and high for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a low of $23.48 per Share (-1.34%) on April 14, 2010 to a high of $25.83 per Share (+8.53%) on June 7, 2010.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2011, the net asset value of each Share decreased 2.48% from $21.75 per Share to $21.21 per Share. Depreciation in the price of the long DX Contracts during the Three Months Ended June 30, 2011 contributed to a 2.37% decrease in the level of the Long Index-TR.

Net loss for the Three Months Ended June 30, 2011 was $22.6 million, resulting from $0.2 million of interest income, net realized loss of $30.9 million, net unrealized gains of $10.1 million and operating expenses of $2.0 million.

For the Three Months Ended June 30, 2010, the net asset value of each Share increased 5.26% from $23.78 per Share to $25.03 per Share. Appreciation in the price of the long DX Contracts during the Three Months Ended June 30, 2010 contributed to a 5.63% increase in the level of the Long Index-TR.

Net income for the Three Months Ended June 30, 2010 was $66.6 million, resulting from $0.4 million of interest income, net realized gain of $105.1 million, net unrealized losses of $36.3 million and operating expenses of $2.6 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Six Months Ended June 30, 2011, the NYSE Arca market value of each Share decreased 6.56% from $22.71 per Share to $21.22 per Share. The Share price high and low for the Six Months Ended June 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $23.36 per Share (+2.86%) on January 7, 2011 to a low of $20.95 per Share (-7.75%) on April 29, 2011.

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share increased 8.58% from $23.08 per Share to $25.06 per Share. The Share price low and high for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $22.64 per Share (-1.91%) on January 14, 2010 to a high of $25.83 per Share (+11.92%) on June 7, 2010.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2011, the net asset value of each Share decreased 6.85% from $22.77 per Share to $21.21 per Share. Depreciation in the price of the long DX Contracts during the Six Months Ended June 30, 2011 contributed to a 6.65% decrease in the level of the Long Index-TR.

Net loss for the Six Months Ended June 30, 2011 was $64.5 million, resulting from $0.5 million of interest income, net realized loss of $72.8 million, net unrealized gains of $11.6 million and operating expenses of $3.8 million.

For the Six Months Ended June 30, 2010, the net asset value of each Share increased 8.68% from $23.03 per Share to $25.03 per Share. Appreciation in the price of the long DX Contracts during the Six Months Ended June 30, 2010 contributed to a 9.44% increase in the level of the Long Index-TR.

Net income for the Six Months Ended June 30, 2010 was $123.3 million, resulting from $0.6 million of interest income, net realized gain of $200.1 million, net unrealized losses of $70.5 million and operating expenses of $7.0 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$1,086,412,391	0.55%	$13,864,756	5

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$998,211,778	0.56%	$12,941,303	8

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2011	10,200,000	$21.24
Three Months Ended June 30, 2010	35,000,000	$24.48

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bullish Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer

Dated: August 5, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-9

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements.

E-1