Form 10-Q
period 2011-09-30
PowerShares DB US Dollar Index Trust; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2011-11-07
CIK 1371571, 1383149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of outstanding Shares as of September 30, 2011: 4,600,000 Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2011

		Page
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS.	1
	Notes to Unaudited Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	30
ITEM 4.	CONTROLS AND PROCEDURES.	31

PART II.	OTHER INFORMATION	33

Item 1.	Legal Proceedings.	33
Item 1A.	Risk Factors.	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	33
Item 3.	Defaults Upon Senior Securities.	33
Item 4.	Reserved.	33
Item 5.	Other Information.	34
Item 6.	Exhibits.	34

SIGNATURES		35

EXHIBIT INDEX		E-1

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 31.3	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-4
Exhibit 31.4	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-5
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-6
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-7
Exhibit 32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-8
Exhibit 32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-9
Exhibit 101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund

Statements of Financial Condition

September 30, 2011 (unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $110,996,265 and $141,968,205 respectively)	$110,997,296	$141,975,988
Cash held by broker	16,944,017	7,442,536
Net unrealized appreciation (depreciation) on futures contracts	(2,516,878)	2,155,588

Deposits with broker	125,424,435	151,574,112

Total assets	$125,424,435	$151,574,112

Liabilities
Management fee payable	$84,619	$98,614
Brokerage fee payable	967	5,089

Total liabilities	85,586	103,703

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	90	82

Total General shares	1,090	1,082

Shares:
Paid in capital—4,600,000 and 5,600,000 redeemable Shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	121,118,528	148,817,426
Accumulated earnings (deficit)	4,219,231	2,651,901

Total Shares	125,337,759	151,469,327

Total shareholders’ equity	125,338,849	151,470,409

Total liabilities and equity	$125,424,435	$151,574,112

Net asset value per share
General shares	$27.25	$27.05
Shares	$27.25	$27.05

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Schedule of Investments

September 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.015% due October 20, 2011	0.80%	$999,994	$1,000,000
U.S. Treasury Bills, 0.055% due October 27, 2011	1.60	1,999,984	2,000,000
U.S. Treasury Bills, 0.115% due November 3, 2011	6.38	7,999,912	8,000,000
U.S. Treasury Bills, 0.045% due November 10, 2011	5.58	6,999,930	7,000,000
U.S. Treasury Bills, 0.035% due November 17, 2011	1.60	1,999,974	2,000,000
U.S. Treasury Bills, 0.015% due November 25, 2011	0.79	999,982	1,000,000
U.S. Treasury Bills, 0.03% due December 8, 2011	7.98	9,999,830	10,000,000
U.S. Treasury Bills, 0.01% due December 22, 2011	55.85	69,998,040	70,000,000
U.S. Treasury Bills, 0.02% due December 29, 2011	7.98	9,999,650	10,000,000

Total United States Treasury Obligations (cost $110,996,265)	88.56%	$110,997,296

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Dollar Index (1,666 contracts, settlement date December 19, 2011)*	(2.01)%	$(2,516,878)

Net Unrealized Depreciation on Futures Contracts	(2.01)%	$(2,516,878)

*	Positions represent futures contracts sold.

Net unrealized depreciation is comprised entirely of unrealized losses of $2,516,878.

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

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Income
Interest Income	$12,399	$50,974	$89,016	$147,429

Expenses
Management Fee	278,443	300,261	865,347	1,099,295
Brokerage Commissions and Fees	25,563	19,018	59,466	78,225

Total Expenses	304,006	319,279	924,813	1,177,520

Net investment income (loss)	(291,607)	(268,305)	(835,797)	(1,030,091)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	2,129	115	3,278	4,043
Futures	(4,774,219)	9,144,857	7,079,075	(21,306,801)

Net realized gain (loss)	(4,772,090)	9,144,972	7,082,353	(21,302,758)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(5,616)	7,496	(6,752)	(2,864)
Futures	(2,652,851)	4,657,645	(4,672,466)	14,985,259

Net change in unrealized gain (loss)	(2,658,467)	4,665,141	(4,679,218)	14,982,395

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(7,430,557)	13,810,113	2,403,135	(6,320,363)

Net Income (Loss)	$(7,722,164)	$13,541,808	$1,567,338	$(7,350,454)

Less: net (income) loss attributed to the non-controlling interest in subsidiary—related party	—	(87)	—	21

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bearish Fund	$(7,722,164)	$13,541,721	$1,567,338	$(7,350,433)

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2011	40	$1,000	$152	$1,152	5,400,000	$143,508,528	$11,941,333	$155,449,861	$155,451,013

Sale of Shares					3,200,000	88,921,542		88,921,542	88,921,542

Redemption of Shares					(4,000,000)	(111,311,542)		(111,311,542)	(111,311,542)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(291,603)	(291,603)	(291,607)

Net realized gain (loss) on United States Treasury Obligations and Futures			(27)	(27)			(4,772,063)	(4,772,063)	(4,772,090)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(31)	(31)			(2,658,436)	(2,658,436)	(2,658,467)

Net Income (Loss)			(62)	(62)			(7,722,102)	(7,722,102)	(7,722,164)

Balance at September 30, 2011	40	$1,000	$90	$1,090	4,600,000	$121,118,528	$4,219,231	$125,337,759	$125,338,849

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2010	40	$1,000	$(5)	$995	6,400,000	$169,547,186	$(10,408,982)	$159,138,204	$159,139,199	$995	$159,140,194

Sale of Shares					800,000	20,922,508		20,922,508	20,922,508		20,922,508

Redemption of Shares					(1,000,000)	(25,840,264)		(25,840,264)	(25,840,264)		(25,840,264)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(268,301)	(268,301)	(268,303)	(2)	(268,305)

Net realized gain (loss) on United States Treasury Obligations and Futures			60	60			9,144,852	9,144,852	9,144,912	60	9,144,972

Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			29	29			4,665,083	4,665,083	4,665,112	29	4,665,141

Net Income (Loss)			87	87			13,541,634	13,541,634	13,541,721	87	13,541,808

Balance at September 30, 2010	40	$1,000	$82	$1,082	6,200,000	$164,629,430	$3,132,652	$167,762,082	$167,763,164	$1,082	$167,764,246

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2011	40	$1,000	$82	$1,082	5,600,000	$148,817,426	$2,651,901	$151,469,327	$151,470,409

Sale of Shares					4,400,000	123,558,100		123,558,100	123,558,100

Redemption of Shares					(5,400,000)	(151,256,998)		(151,256,998)	(151,256,998)

Net Income (Loss)

Net investment income (loss)			(11)	(11)			(835,786)	(835,786)	(835,797)

Net realized gain (loss) on United States Treasury Obligations and Futures			95	95			7,082,258	7,082,258	7,082,353

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(76)	(76)			(4,679,142)	(4,679,142)	(4,679,218)

Net Income (Loss)			8	8			1,567,330	1,567,330	1,567,338

Balance at September 30, 2011	40	$1,000	$90	$1,090	4,600,000	$121,118,528	$4,219,231	$125,337,759	$125,338,849

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2010	40	$1,000	$103	$1,103	11,600,000	$309,379,654	$10,483,064	$319,862,718	$319,863,821	$1,103	$319,864,924

Sale of Shares					4,000,000	101,764,730		101,764,730	101,764,730		101,764,730

Redemption of Shares					(9,400,000)	(246,514,954)		(246,514,954)	(246,514,954)		(246,514,954)

Net Income (Loss)

Net investment income (loss)			(6)	(6)			(1,030,079)	(1,030,079)	(1,030,085)	(6)	(1,030,091)

Net realized gain (loss) on United States Treasury Obligations and Futures			(92)	(92)			(21,302,574)	(21,302,574)	(21,302,666)	(92)	(21,302,758)

Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			77	77			14,982,241	14,982,241	14,982,318	77	14,982,395

Net Income (Loss)			(21)	(21)			(7,350,412)	(7,350,412)	(7,350,433)	(21)	(7,350,454)

Balance at September 30, 2010	40	$1,000	$82	$1,082	6,200,000	$164,629,430	$3,132,652	$167,762,082	$167,763,164	$1,082	$167,764,246

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$1,567,338	$(7,350,454)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(487,933,912)	(534,827,077)
Proceeds from securities sold and matured	518,998,146	682,991,884
Net accretion of discount on United States Treasury Obligations	(89,016)	(147,725)
Net realized (gain) loss on United States Treasury Obligations	(3,278)	(4,043)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	4,679,218	(14,982,395)
Change in operating receivables and liabilities:
Receivable for securities sold	—	(5,411,680)
Payable for securities purchased	—	4,998,125
Management fee payable	(13,995)	(58,743)
Brokerage fee payable	(4,122)	411

Net cash provided by (used for) operating activities	37,200,379	125,208,303

Cash flows from financing activities:
Proceeds from sale of Shares	123,558,100	101,764,730
Redemption of Shares	(151,256,998)	(246,514,954)

Net cash provided by (used for) financing activities	(27,698,898)	(144,750,224)

Net change in cash held by broker	9,501,481	(19,541,921)
Cash held by broker at beginning of period	7,442,536	33,574,291

Cash held by broker at end of period	$16,944,017	$14,032,370

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

September 30, 2011

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

This Report covers the three months ended September 30, 2011 and 2010 (hereinafter referred to as the “Three Months Ended September 30, 2011” and the “Three Months Ended September 30, 2010”, respectively) and the nine months ended September 30, 2011 and 2010 (hereinafter referred to as the “Nine Months Ended September 30, 2011” and the “Nine Months Ended September 30, 2010”, respectively).

(2) Fund Investment Overview

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Excess Return, the “Short Index” or the “Index”, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in short positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency” and collectively the “Index Currencies”), which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund does not employ leverage. As of September 30, 2011 and December 31, 2010, the Fund had $125,424,435 (or 100%) and $151,574,112 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $3,212,881 (or 2.56%) and $3,183,089 (or 2.10%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions on DX Contracts. For additional information, please see the unaudited Schedule of Investments as of September 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred Management Fees of $278,443 and $300,261, respectively. Management Fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $865,347 and $1,099,295, respectively. As of September 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $84,619 and $98,614, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred brokerage fees of $25,563 and $19,018, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $59,466 and $78,225, respectively. As of September 30, 2011 and December 31, 2010, brokerage fees payable were $967 and $5,089, respectively.

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

September 30, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2011 and December 31, 2010 were holdings of $3,212,881 and $3,183,089, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2011, the Fund had $16,944,017 of cash held with the Commodity Broker, of which $2,516,878 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010, the Fund had $7,442,536 of cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of September 30, 2011 and December 31, 2010.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $2,516,878 and a net unrealized appreciation position of $2,155,588, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2011 and 2010 and the Nine Months Ended September 30, 2011 and 2010.

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

September 30, 2011

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2011 and 2010 and the Nine Months Ended September 30, 2011 and 2010, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$110,997,296	$141,975,988
Currency Futures Contracts (Level 1)	$(2,516,878)	$2,155,588

There were no Level 2 or Level 3 holdings as of September 30, 2011 and December 31, 2010.

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

September 30, 2011

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2011 and 2010

and the Nine Months Ended September 30, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Shares Sold	3,200,000	800,000	$88,921,542	$20,922,508	4,400,000	4,000,000	$123,558,100	$101,764,730
Shares Redeemed	(4,000,000)	(1,000,000)	(111,311,542)	(25,840,264)	(5,400,000)	(9,400,000)	(151,256,998)	(246,514,954)

Net Increase (Decrease)	(800,000)	(200,000)	$(22,390,000)	$(4,917,756)	(1,000,000)	(5,400,000)	$(27,698,898)	$(144,750,224)

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2011, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2011 and 2010 and for the Nine Months Ended September 30, 2011 and 2010. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$28.79	$24.87	$27.05	$27.57
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(1.48)	2.23	0.35	(0.37)
Net investment income (loss)	(0.06)	(0.04)	(0.15)	(0.14)

Net income (loss)	(1.54)	2.19	0.20	(0.51)
Net asset value per Share, end of period	$27.25	$27.06	$27.25	$27.06

Market value per Share, beginning of period	$28.76	$24.84	$27.10	$27.54

Market value per Share, end of period	$27.16	$27.06	$27.16	$27.06

Ratio to average Net Assets *
Net investment income (loss)	(0.79)%	(0.67)%	(0.72)%	(0.70)%

Total expenses	0.82%	0.80%	0.80%	0.80%

Total Return, at net asset value **	(5.35)%	8.81%	0.74%	(1.85)%

Total Return, at market value **	(5.56)%	8.94%	0.22%	(1.74)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Excess Return, the “Short Index” or the “Index”, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in short positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency” and collectively the “Index Currencies”) which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

Performance Summary

This Report covers the three months ended September 30, 2011 and 2010 (hereinafter referred to as the “Three Months Ended September 30, 2011” and the “Three Months Ended September 30, 2010”, respectively) and the nine months ended September 30, 2011 and 2010 (hereinafter referred to as the “Nine Months Ended September 30, 2011” and the “Nine Months Ended September 30, 2010”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract Returns for the Three Months Ended September 30, 2011 and 2010 and the Nine Months Ended September 30, 2011 and 2010” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract

Returns for the Three Months Ended September 30, 2011 and 2010 and the Nine Months Ended September 30, 2011 and 2010

Underlying Index	Aggregate returns for the SHORT INDEX-TR
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
DX Contract	(5.08)%	9.14%	1.44%	(1.25)%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $37.2 million and $125.2 million for the Nine Months Ended September 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2011, $487.9 million was paid to purchase United States Treasury Obligations and $519.0 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2010, $534.8 million was paid to purchase United States Treasury Obligations and $683.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $4.7 million and increased by $15.0 million during the Nine Months Ended September 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(27.7) million and $(144.8) million during the Nine Months Ended September 30, 2011 and 2010, respectively. This included $123.6 million and $101.8 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

SEPTEMBER 30, 2011 AND 2010 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Three Months Ended September 30, 2011, the NYSE Arca market value of each Share decreased 5.56% from $28.76 per Share to $27.16 per Share. The Share price high and low for the Three Months Ended September 30, 2011 and related change from the Share price on June 30, 2011 was as follows: Shares traded from a high of $29.14 per Share (+1.32%) on July 26, 2011 to a low of $27.16 per Share (-5.56%) on September 30, 2011.

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 8.94% from $24.84 per Share to $27.06 per Share. The Share price low and high for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a low of $25.29 per Share (+1.81%) on July 1, 2010 to a high of $27.06 per Share (+8.94%) on September 29, 2010 and September 30, 2010.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2011, the net asset value of each Share decreased 5.35% from $28.79 per Share to $27.25 per Share. Losses in the short DX Contract position during the Three Months September 30, 2011 contributed to a 5.08% decrease in the level of the Short Index-TR.

Net loss for the Three Months Ended September 30, 2011 was $7.7 million, resulting from $0.1 million of interest income, net realized losses of $4.8 million, net unrealized losses of $2.7 million and operating expenses of $0.3 million.

For the Three Months Ended September 30, 2010, the net asset value of each Share increased 8.81% from $24.87 per Share to $27.06 per Share. Gains in the short DX Contract position during the Three Months Ended September 30, 2010 contributed to a 9.14% increase in the level of the Short Index-TR.

Net income for the Three Months Ended September 30, 2010 was $13.5 million, resulting from $0.05 million of interest income, net realized gains of $9.1 million, net unrealized gain of $4.7 million and operating expenses of $0.3 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Nine Months Ended September 30, 2011, the NYSE Arca market value of each Share increased 0.22% from $27.10 per Share to $27.16 per Share. The Share price low and high for the Nine Months Ended September 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $26.34 per Share (-2.80%) on January 7, 2011 to a high of $29.21 per Share (+7.79%) on April 29, 2011.

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share decreased 1.74% from $27.54 per Share to $27.06 per Share. The Share price high and low for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $28.06 per Share (+1.89%) on January 14, 2010 to a low of $24.07 per Share (-12.60%) on June 7, 2010.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2011, the net asset value of each Share increased 0.74% from $27.05 per Share to $27.25 per Share. Gains in the short DX Contract position during the Nine Months Ended September 30, 2011 contributed to a 1.44% increase in the level of the Short Index-TR.

Net income for the Nine Months Ended September 30, 2011 was $1.6 million, resulting from $0.1 million of interest income, net realized gains of $7.1 million, net unrealized losses of $4.7 million and operating expenses of $0.9 million.

For the Nine Months Ended September 30, 2010, the net asset value of each Share decreased 1.85% from $27.57 per Share to $27.06 per Share. Losses in the short DX Contract position during the Nine Months Ended September 30, 2010 contributed to a 1.25% decrease in the level of the Short Index-TR.

Net loss for the Nine Months Ended September 30, 2010 was $7.4 million, resulting from $0.1 million of interest income, net realized losses of $21.3 million, net unrealized gains of $15.0 million and operating expenses of $1.2 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$125,424,435	0.56%	$1,635,640	6

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$151,574,112	0.55%	$1,953,102	7

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed March 1, 2011 except for the following:

(27) The Effect Of Market Disruptions and Government Intervention Are Unpredictable And May Have An Adverse Effect On The Value Of Your Shares.

The global financial markets have in the past few years gone through pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition—as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action—these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2011	4,000,000	$27.83
Three Months Ended September 30, 2010	1,000,000	$25.84

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bearish Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

Dated: November 7, 2011	By:	/S/ MICHAEL GILLIGAN
	Name: Title:	Michael Gilligan Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-9

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

E-1