Form 10-Q
period 2011-09-30
PowerShares DB US Dollar Index Trust; PowerShares DB US Dollar Index Bullish Fund
filed 2011-11-07
CIK 1371571, 1383151

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

Indicate the number of outstanding Shares as of September 30, 2011: 77,200,000 Shares.

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
Exhibit 101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund

Statements of Financial Condition

September 30, 2011 (unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,333,953,120 and $914,821,634 respectively)	$1,333,974,017	$914,869,055
Cash held by broker	349,569,018	97,074,248
Net unrealized appreciation (depreciation) on futures contracts	35,391,562	(13,731,525)

Deposits with broker	1,718,934,597	998,211,778

Receivable for shares issued	13,353,144	—

Total assets	$1,732,287,741	$998,211,778

Liabilities
Payable for shares redeemed	$13,353,144	$—
Management fee payable	756,576	700,713
Brokerage fee payable	34	7,751

Total liabilities	14,109,754	708,464

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	(110)	(89)

Total General shares	890	911

Shares:
Paid in capital—77,200,000 and 43,800,000 redeemable Shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,610,775,694	882,427,528
Accumulated earnings (deficit)	107,401,403	115,074,875

Total Shares	1,718,177,097	997,502,403

Total shareholders’ equity	1,718,177,987	997,503,314

Total liabilities and equity	$1,732,287,741	$998,211,778

Net asset value per share
General shares	$22.25	$22.78
Shares	$22.26	$22.77

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Schedule of Investments

September 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.02% due October 6, 2011	0.18%	$2,999,997	$3,000,000
U.S. Treasury Bills, 0.025% due October 13, 2011	0.18	2,999,991	3,000,000
U.S. Treasury Bills, 0.015% due October 20, 2011	0.81	13,999,916	14,000,000
U.S. Treasury Bills, 0.055% due October 27, 2011	14.08	241,998,064	242,000,000
U.S. Treasury Bills, 0.115% due November 3, 2011	6.52	111,998,768	112,000,000
U.S. Treasury Bills, 0.045% due November 10, 2011	9.31	159,998,400	160,000,000
U.S. Treasury Bills, 0.015% due November 25, 2011	0.47	7,999,856	8,000,000
U.S. Treasury Bills, 0.015% due December 1, 2011	0.64	10,999,824	11,000,000
U.S. Treasury Bills, 0.03% due December 8, 2011	2.85	48,999,167	49,000,000
U.S. Treasury Bills, 0.01% due December 15, 2011	27.12	465,988,350	466,000,000
U.S. Treasury Bills, 0.01% due December 22, 2011	8.26	141,996,024	142,000,000
U.S. Treasury Bills, 0.02% due December 29, 2011	7.22	123,995,660	124,000,000

Total United States Treasury Obligations (cost $1,333,953,120)	77.64%	$1,333,974,017

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (21,375 contracts, settlement date December 19, 2011)	2.06%	$35,391,562

Net Unrealized Appreciation on Futures Contracts	2.06%	$35,391,562

Net unrealized appreciation is comprised of unrealized gains of $ 35,535,535 and unrealized losses of $143,973.

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

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Income
Interest Income	$109,542	$190,985	$559,398	$838,913

Expenses
Management Fee	2,064,158	1,864,733	5,653,376	8,317,029
Brokerage Commissions and Fees	187,610	133,316	438,820	634,898

Total Expenses	2,251,768	1,998,049	6,092,196	8,951,927

Net investment income (loss)	(2,142,226)	(1,807,064)	(5,532,798)	(8,113,014)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	6,409	(1,799)	22,373	1,091
Futures	21,536,908	(78,996,224)	(51,259,631)	121,150,861

Net realized gain (loss)	21,543,317	(78,998,023)	(51,237,258)	121,151,952

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(25,229)	150,767	(26,524)	31,914
Futures	37,477,752	(10,359,783)	49,123,087	(80,763,258)

Net change in unrealized gain (loss)	37,452,523	(10,209,016)	49,096,563	(80,731,344)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	58,995,840	(89,207,039)	(2,140,695)	40,420,608

Net Income (Loss)	$56,853,614	$(91,014,103)	$(7,673,493)	$32,307,594

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	—	88	—	8

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bullish Fund	$56,853,614	$(91,014,015)	$(7,673,493)	$32,307,602

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2011	40	$1,000	$(152)	$848	51,200,000	$1,035,182,512	$50,547,831	$1,085,730,343	$1,085,731,191

Sale of Shares					38,200,000	834,155,818		834,155,818	834,155,818

Redemption of Shares					(12,200,000)	(258,562,636)		(258,562,636)	(258,562,636)

Net Income (Loss)

Net investment income (loss)			(17)	(17)			(2,142,209)	(2,142,209)	(2,142,226)

Net realized gain (loss) on United States Treasury Obligations and Futures			58	58			21,543,259	21,543,259	21,543,317

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			1	1			37,452,522	37,452,522	37,452,523

Net Income (Loss)			42	42			56,853,572	56,853,572	56,853,614

Balance at September 30, 2011	40	$1,000	$(110)	$890	77,200,000	$1,610,775,694	$107,401,403	$1,718,177,097	$1,718,177,987

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders' Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2010	40	$1,000	$1	$1,001	47,200,000	$980,226,906	$201,319,635	$1,181,546,541	$1,181,547,542	$1,001	$1,181,548,543

Sale of Shares					9,200,000	218,453,476		218,453,476	218,453,476		218,453,476

Redemption of Shares					(25,600,000)	(605,995,948)		(605,995,948)	(605,995,948)		(605,995,948)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(1,807,062)	(1,807,062)	(1,807,063)	(1)	(1,807,064)

Net realized gain (loss) on United States Treasury Obligations and Futures			(78)	(78)			(78,997,867)	(78,997,867)	(78,997,945)	(78)	(78,998,023)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(9)	(9)			(10,208,998)	(10,208,998)	(10,209,007)	(9)	(10,209,016)

Net Income (Loss)			(88)	(88)			(91,013,927)	(91,013,927)	(91,014,015)	(88)	(91,014,103)

Balance at September 30, 2010	40	$1,000	$(87)	$913	30,800,000	$592,684,434	$110,305,708	$702,990,142	$702,991,055	$913	$702,991,968

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders' Equity

For the Nine Months Ended September 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders' Equity
Balance at January 1, 2011	40	$1,000	$(89)	$911	43,800,000	$882,427,528	$115,074,875	$997,502,403	$997,503,314

Sale of Shares					62,400,000	1,350,461,476		1,350,461,476	1,350,461,476

Redemption of Shares					(29,000,000)	(622,113,310)		(622,113,310)	(622,113,310)

Net Income (Loss)

Net investment income (loss)			(22)	(22)			(5,532,776)	(5,532,776)	(5,532,798)

Net realized gain (loss) on United States Treasury Obligations and Futures			(28)	(28)			(51,237,230)	(51,237,230)	(51,237,258)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			29	29			49,096,534	49,096,534	49,096,563

Net Income (Loss)			(21)	(21)			(7,673,472)	(7,673,472)	(7,673,493)

Balance at September 30, 2011	40	$1,000	$(110)	$890	77,200,000	$1,610,775,694	$107,401,403	$1,718,177,097	$1,718,177,987

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2010	40	$1,000	$(79)	$921	140,400,000	$3,154,943,434	$77,998,098	$3,232,941,532	$3,232,942,453	$921	$3,232,943,374

Sale of Shares					45,600,000	1,093,706,626		1,093,706,626	1,093,706,626		1,093,706,626

Redemption of Shares					(155,200,000)	(3,655,965,626)		(3,655,965,626)	(3,655,965,626)		(3,655,965,626)

Net Income (Loss)

Net investment income (loss)			(5)	(5)			(8,113,004)	(8,113,004)	(8,113,009)	(5)	(8,113,014)

Net realized gain (loss) on United States Treasury Obligations and Futures			57	57			121,151,838	121,151,838	121,151,895	57	121,151,952

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(60)	(60)			(80,731,224)	(80,731,224)	(80,731,284)	(60)	(80,731,344)

Net Income (Loss)			(8)	(8)			32,307,610	32,307,610	32,307,602	(8)	32,307,594

Balance at September 30, 2010	40	$1,000	$(87)	$913	30,800,000	$592,684,434	$110,305,708	$702,990,142	$702,991,055	$913	$702,991,968

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$(7,673,493)	$32,307,594
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(3,362,535,654)	(3,564,925,021)
Proceeds from securities sold and matured	2,943,985,939	5,975,736,587
Net accretion of discount on United States Treasury Obligations	(559,398)	(838,913)
Net realized (gain) loss on United States Treasury Obligations	(22,373)	(1,091)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(49,096,563)	80,731,344
Change in operating receivables and liabilities:
Receivable for securities sold	—	(45,987,376)
Management fee payable	55,863	(385,362)
Brokerage fee payable	(7,717)	(10,033)

Net cash provided by (used for) operating activities	(475,853,396)	2,476,627,729

Cash flows from financing activities:
Proceeds from sale of Shares	1,350,461,476	1,093,706,626
Receivable for Shares issued	(13,353,144)	—
Payable for Shares redeemed	13,353,144	45,648,720
Redemption of Shares	(622,113,310)	(3,655,965,626)

Net cash provided by (used for) financing activities	728,348,166	(2,516,610,280)

Net change in cash held by broker	252,494,770	(39,982,551)
Cash held by broker at beginning of period	97,074,248	175,353,290

Cash held by broker at end of period	$349,569,018	$135,370,739

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

The Fund does not employ leverage. As of September 30, 2011 and December 31, 2010, the Fund had $1,718,934,597 (or 99.23%) and $998,211,778 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $41,221,688 (or 2.40%) and $21,290,906 (or 2.13%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts. For additional information, please see the unaudited Schedule of Investments as of September 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred Management Fees of $2,064,158 and $1,864,733, respectively. Management Fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $5,653,376 and $8,317,029, respectively. As of September 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $756,576 and $700,713, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred brokerage fees of $187,610 and $133,316, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $438,820 and $634,898, respectively. As of September 30, 2011 and December 31, 2010, brokerage fees payable were $34 and $7,751, respectively.

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

PowerShares DB US Dollar Index Bullish Fund

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2011 and December 31, 2010 were holdings of $41,221,688 and $21,290,906, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2011, the Fund had $349,569,018 of cash held with the Commodity Broker. As of December 31, 2010 the Fund had cash held with the Commodity Broker of $97,074,248 of which $13,731,525 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of September 30, 2011 and December 31, 2010.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $35,391,562 and a net unrealized depreciation position of $13,731,525, respectively.

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

September 30, 2011

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$1,333,974,017	$914,869,055
Currency Futures Contracts (Level 1)	$35,391,562	$(13,731,525)

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Shares Sold	38,200,000	9,200,000	$834,155,818	$218,453,476	62,400,000	45,600,000	$1,350,461,476	$1,093,706,626
Shares Redeemed	(12,200,000)	(25,600,000)	(258,562,636)	(605,995,948)	(29,000,000)	(155,200,000)	(622,113,310)	(3,655,965,626)

Net Increase/(Decrease)	26,000,000	(16,400,000)	$575,593,182	$(387,542,472)	33,400,000	(109,600,000)	$728,348,166	$(2,562,259,000)

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$21.21	$25.03	$22.77	$23.03
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.09	(2.17)	(0.39)	(0.08)
Net investment income (loss)	(0.04)	(0.04)	(0.12)	(0.13)

Net income (loss)	1.05	(2.21)	(0.51)	(0.21)
Net asset value per Share, end of period	$22.26	$22.82	$22.26	$22.82

Market value per Share, beginning of period	$21.22	$25.06	$22.71	$23.08

Market value per Share, end of period	$22.31	$22.84	$22.31	$22.84

Ratio to average Net Assets*
Net investment income (loss)	(0.77)%	(0.73)%	(0.73)%	(0.73)%

Total expenses	0.81%	0.81%	0.81%	0.81%

Total Return, at net asset value **	4.95%	(8.83)%	(2.24)%	(0.91)%

Total Return, at market value **	5.14%	(8.86)%	(1.76)%	(1.04)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The section “Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return and Underlying DX Contract Returns for the Three Months Ended September 30, 2011 and 2010 and the Nine Months Ended September 30, 2011 and 2010” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Long Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return and Underlying DX Contract

Returns for the Three Months Ended September 30, 2011 and 2010 and the Nine Months Ended September 30, 2011 and 2010

Underlying Index	Aggregate returns for the LONG INDEX-TR
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
DX Contract	5.26%	(8.82)%	(1.74)%	(0.21)%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(475.8) million and $2,476.6 million for the Nine Months Ended September 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2011, $3,362.5 million was paid to purchase United States Treasury Obligations and $2,944.0 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2010, $3,564.9 million was paid to purchase United States Treasury Obligations and $5,975.7 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $49.1 million and decreased by $80.7 million during the Nine Months Ended September 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $728.3 million and $(2,516.6) million during the Nine Months Ended September 30, 2011 and 2010, respectively. This included $1,350.5 million and $ 1,093.7 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2011 and 2010, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Three Months Ended September 30, 2011, the NYSE Arca market value of each Share increased 5.14% from $21.22 per Share to $22.31 per Share. The Share price low and high for the Three Months Ended September 30, 2011 and related change from the Share price on June 30, 2011 was as follows: Shares traded from a low of $20.93 per Share (-1.37%) on July 26, 2011 and August 29, 2011 to a high of $22.31 per Share (+5.14%) on September 30, 2011.

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share decreased 8.86% from $25.06 per Share to $22.84 per Share. The Share price high and low for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a high of $24.60 per Share (-1.84%) on July 1, 2010 to a low of $22.84 per Share (-8.86%) on September 29, 2010 and September 30, 2010.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2011, the net asset value of each Share increased 4.95% from $21.21 per Share to $22.26 per Share. Appreciation in the price of the long DX Contracts during the Three Months Ended September 30, 2011 contributed to a 5.26% increase in the level of the Long Index-TR.

Net income for the Three Months Ended September 30, 2011 was $56.9 million, resulting from $0.1 million of interest income, net realized gain of $21.6 million, net unrealized gains of $37.5 million and operating expenses of $2.3 million.

For the Three Months Ended September 30, 2010, the net asset value of each Share decreased 8.83% from $25.03 per Share to $22.82 per Share. Depreciation in the price of the long DX Contracts during the Three Months Ended September 30, 2010 contributed to a 8.82% decrease in the level of the Long Index-TR.

Net loss for the Three Months Ended September 30, 2010 was $91.0 million, resulting from $0.2 million of interest income, net realized loss of $79.0 million, net unrealized losses of $10.2 million and operating expenses of $2.0 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Nine Months Ended September 30, 2011, the NYSE Arca market value of each Share decreased 1.76% from $22.71 per Share to $22.31 per Share. The Share price high and low for the Nine Months Ended September 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $23.36 per Share (+2.86%) on January 7, 2011 to a low of $20.93 per Share (-7.84%) on August 29, 2011 and July 26, 2011.

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share decreased 1.04% from $23.08 per Share to $22.84 per Share. The Share price high and low for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $25.83 per Share (+11.92%) on June 7, 2010 to a low of $22.64 per Share (-1.91%) on January 14, 2010.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2011, the net asset value of each Share decreased 2.24% from $22.77 per Share to $22.26 per Share. Depreciation in the price of the long DX Contracts during the Nine Months Ended September 30, 2011 contributed to a 1.74% decrease in the level of the Long Index-TR.

Net loss for the Nine Months Ended September 30, 2011 was $7.7 million, resulting from $0.6 million of interest income, net realized loss of $51.2 million, net unrealized gains of $49.0 million and operating expenses of $6.1 million.

For the Nine Months Ended September 30, 2010, the net asset value of each Share decreased 0.91% from $23.03 per Share to $22.82 per Share. Depreciation in the price of the long DX Contracts during the Nine Months Ended September 30, 2010 contributed to a 0.21% decrease in the level of the Long Index-TR.

Net income for the Nine Months Ended September 30, 2010 was $32.3 million, resulting from $0.8 million of interest income, net realized gain of $121.2 million, net unrealized losses of $80.7 million and operating expenses of $9.0 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$1,732,287,741	0.58%	$23,225,319	9

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$998,211,778	0.56%	$12,941,303	8

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2011	12,200,000	$21.19
Three Months Ended September 30, 2010	25,600,000	$23.67

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bullish Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name: Title:	Michael Gilligan Principal Financial Officer

Dated: November 7, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-9

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements.

E-1