Form 10-K
period 2011-12-31
PowerShares DB US Dollar Index Trust; PowerShares DB US Dollar Index Bullish Fund
filed 2012-02-28
CIK 1371571, 1383151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001- 33314

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $1,086,464,000

Number of Common Units of Beneficial Interest outstanding as of February 17, 2012: 68,000,000

ii

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

iii

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

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB US Dollar Index Bullish Master Fund (the “Master Fund”), a series of the DB US Dollar Index Master Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities to the Fund and terminated. Effective January 1, 2011, the reorganized Fund has performed all of the necessary functions in order to continue normal Fund operations. The collapse of the master-feeder structure had no effect on the operations or processes of the Fund. All references to historical results of the Fund include results of the Master Fund where the context requires.

Fund Investment Overview

The Fund establishes long positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Excess Return (the “Long Index” or the “Index”), over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in long positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency,” and collectively, the “Index Currencies”) which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

The Fund does not employ leverage. As of December 31, 2011 and December 31, 2010, the Fund had $1,890,352,197 (or 100%) and $998,211,778 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $55,373,220 (or 2.93%) and $21,290,906 (or 2.13%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

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

Since the Base Date, the Long Index closing level has ranged on a daily basis from as high as 100.58 on January 5, 1987 to as low as 51.94 on April 29, 2011. Past Index levels are not necessarily indicative of future Index levels.

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

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade2 for the Years Ended December 31, 2011, 2010 and 2009.

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

Authorized Participants or their clients or customers may have an opportunity to realize a riskless profit if they can purchase a Basket at a discount to the public trading price of the Shares or can redeem a Basket at a premium over the public trading price of the Shares. The Managing Owner expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track net asset value per Share closely over time.

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

If the price of the DX Contracts decreases, the PowerShares DB US Dollar Bearish Fund (the “Bearish Fund”) will profit and the Fund will suffer a loss. If the price of the DX Contracts increases, the Fund will profit and the Bearish Fund will suffer a loss. Therefore, the investment experience of investors who plan to invest in either the Fund or the Bearish Fund will depend upon selection of the appropriate fund in light of the price movements of the DX Contracts. Such selection may become unprofitable in the future if the price of the DX Contracts changes direction.

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

The Shares Are a Relatively New Securities Product and Their Value Could Decrease if Unanticipated Operational or Trading Problems Arise.

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

As of December 31, 2011, the closing level of the Index experienced a peak-to-valley drawdown of (48.06)% during the period from December 1986 – April 2011.

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

The following table* reflects various measures of volatility** of the Long Index and the Short Index, each as calculated on an excess return basis:

Volatility Type	Volatility
	Long Index	Short Index
Daily volatility over full history	8.98%	8.77%
Average rolling 3 month daily volatility	8.67%	8.45%
Monthly return volatility	9.02%	8.90%
Average annual volatility	8.84%	8.65%

The following table reflects the daily volatility on an annual basis of the Long Index and the Short Index:

Year	Daily Volatility
	Long Index	Short Index
1986***	0.00%	0.00%
1987	9.44%	9.07%
1988	9.62%	9.69%
1989	10.22%	10.20%
1990	8.77%	8.35%
1991	11.53%	11.89%
1992	11.70%	12.06%
1993	9.44%	9.54%
1994	7.83%	7.52%
1995	9.78%	9.55%
1996	4.99%	5.01%
1997	7.59%	7.91%
1998	8.06%	7.94%
1999	7.59%	7.71%
2000	8.77%	9.17%
2001	8.70%	8.56%
2002	7.49%	7.19%
2003	8.44%	8.25%
2004	9.52%	9.23%
2005	8.10%	8.46%
2006	6.95%	6.75%
2007	5.21%	5.08%
2008	11.94%	12.46%
2009	11.39%	9.55%
2010	8.84%	7.30%
2011*	9.47%	7.88%

*	As of December 31, 2011. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index level.

**	Volatility, for these purposes means the following:

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum.3 Additional charges include brokerage fees of approximately 0.05% per annum in the aggregate and selling commissions. For the avoidance of doubt, selling commissions are not included in the Fund’s breakeven calculation. The Fund is expected to earn interest income at an annual rate of 0.075% per annum, based upon the yield on 3-month U.S. Treasury bills as of February 17, 2012. Because the Fund’s current interest income does not exceed its fees and expenses, the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses in order to break-even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then the expenses of the Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

An Investment in Shares May Be Adversely Affected by Competition From Other Methods of Investing in Currencies.

The Fund constitutes a relatively new type of investment vehicle. It competes with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies and foreign governments, other securities backed by or linked to currencies, and direct investments in the underlying currencies or currencies futures contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such currencies directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Shares traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “UUP.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2011	$23.36	$21.65
June 30, 2011	$21.79	$20.95
September 30, 2011	$22.31	$20.93
December 31, 2011	$22.62	$21.15

Quarter ended	High	Low
March 31, 2010	$24.13	$22.64
June 30, 2010	$25.83	$23.48
September 30, 2010	$24.60	$22.84
December 31, 2010	$23.50	$21.97

Holders

As of December 31, 2011, the Fund had 82,041 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the Year Ended December 31, 2011 or for the Year Ended December 31, 2010.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2011	55,200,000	$21.61
Year Ended December 31, 2010	172,800,000	$23.47
Year Ended December 31, 2009	15,400,000	$24.49

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2011, 2010, 2009, 2008 and 2007 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report.

	Year Ended				Period Ended December 31, 2007
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Interest Income	$617,446	$1,150,772	$537,045	$5,997,725	$965,722
Net investment income (loss)	$(8,849,388)	$(9,928,469)	$(2,663,102)	$3,576,047	$842,373
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$221,818	$47,005,226	$33,451,505	$47,661,517	$(1,090,385)
Net Income (Loss)	$(8,627,570)	$37,076,757	$30,788,403	$51,237,564	$(248,012)
Net Income (Loss) per Share	$(0.33)	$(0.26)	$(1.69)	$1.16	$(1.07)
Distribution per Share	$—	$—	$—	$0.17	$0.20
Net increase (decrease) in cash	$(21,491,990)	$(78,279,042)	$9,842,345	$162,837,170	$2,671,775

	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$1,890,352,197	$998,211,778	$3,233,935,922	$311,639,730	$99,684,629
Shares NAV	$22.44	$22.77	$23.03	$24.72	$23.73
General Shares NAV	$22.45	$22.78	$23.03	$24.73	$23.73

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income (loss)	$289,748	$160,108	$109,542	$58,048
Net investment income (loss)	$(1,526,711)	$(1,863,861)	$(2,142,226)	$(3,316,590)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(40,347,193)	$(20,789,342)	$58,995,840	$2,362,513
Net Income/(loss)	$(41,873,904)	$(22,653,203)	$56,853,614	$(954,077)
Increase/(decrease) in Net Asset Value	$(131,690,182)	$219,918,059	$632,446,796	$171,089,367
Net Income (loss) per Share	$(1.02)	$(0.54)	$1.05	$0.18

	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income (loss)	$262,123	$385,805	$190,985	$311,859
Net investment income (loss)	$(4,042,977)	$(2,262,973)	$(1,807,064)	$(1,815,455)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$60,760,576	$68,867,071	$(89,207,039)	$6,584,618
Net Income/(loss)	$56,717,599	$66,604,098	$(91,014,103)	$4,769,163
Increase/(decrease) in Net Asset Value	$(1,558,534,757)	$(492,860,074)	$(478,556,575)	$294,511,346
Net Income (loss) per Share	$0.75	$1.25	$(2.21)	$(0.05)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview / Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB US Dollar Index Bullish Master Fund (the “Master Fund”), a series of the DB US Dollar Index Master Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities to the Fund and terminated. Effective January 1, 2011, the reorganized Fund has performed all of the necessary functions in order to continue normal Fund operations. The collapse of the master-feeder structure had no effect on the operations or processes of the Fund. All references to historical results of the Fund include results of the Master Fund where the context requires.

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

Once a position has been established on a futures exchange, “variation margin” generally is credited or assessed at least daily to reflect changes in the value of the position. In contrast to “initial margin,” “variation margin” represents a system of marking to market the futures contract’s value. Thus, traders in exchange-traded futures contracts are assessed daily in an amount equal to that day’s accumulated losses in respect of any open position (or are credited daily with accumulated gains in respect of such position). Collateral may move between the parties to an over-the-counter instrument in a similar manner as gains or losses accumulate in the instrument. As with initial margin, variation margin serves to secure the obligations of the investor under the contract and to protect those involved in the settlement process against the possibility that a client will have insufficient resources to meet its contractual obligations. Collateral deposited in support of an over-the-counter instrument serves a similar purpose. Like initial margin (or an equivalent deposit of collateral), variation margin (or an equivalent deposit of collateral) does not constitute a borrowing of money, is not considered to be part of the contract purchase price and is returned upon the contract’s termination unless it is used to cover a loss in the contract position. United States Treasury Obligations are used routinely to collateralize OTC derivative positions, and are deposited routinely as margin to collateralize futures positions. The Fund may liquidate United States Treasury Obligations to meet an initial or variation margin requirement.

Performance Summary

This Report covers the three months ended December 31, 2011, 2010 and 2009 (herein referred to as the “Three Months Ended December 31, 2011”, the “Three Months Ended December 31, 2010” and the “Three Months Ended December 31, 2009”, respectively), the years ended December 31, 2011, 2010 and 2009 (herein referred to as the “Year Ended December 31, 2011”, the “Year Ended December 31, 2010” and the “Year Ended December 31, 2009”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract Returns for the Three Months Ended December 31, 2011, 2010 and 2009 and the Years Ended December 31, 2011, 2010 and 2009” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Long Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract Returns for the Three Months Ended December 31, 2011, 2010 and 2009 and the Years Ended December 31, 2011, 2010 and 2009

	Aggregate returns for the LONG INDEX-TR
Underlying Index	Three Months Ended December 31, 2011	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Year Ended December 31, 2010	Three Months Ended December 31, 2009	Year Ended December 31, 2009
DX Contract	1.03%	(0.72)%	0.00%	(0.21)%	1.28%	(6.71)%

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

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the financial statements and accompanying notes. The financial statements of the Fund include the consolidated financial statements of the Fund and Master Fund when applicable. As described above, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Fund and the Master Fund for 2009. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

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

Credit Risk

When the Fund enters into futures contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(921.9) million, $2,194.2 million, and $(2,880.9) million for the Years Ended December 31, 2011, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2011, $5,313.5 million was paid to purchase United States Treasury Obligations and $4,403.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $4,720.6 million was paid to purchase United States Treasury Obligations and $6,819.7 million was received from sales and maturing contracts. During the Year Ended December 31, 2009, $4,242.2 million was paid to purchase United States Treasury Obligations and $1,392.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $2.5 million, decreased by $59.5 million and increased by $61.6 million during the Years Ended December 31, 2011, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $900.4 million, $(2,272.5) million and $2,890.7 million during the Years Ended December 31, 2011, 2010 and 2009, respectively. This included $2,093.4 million, $1,782.5 million and $3,272.7 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009, AND THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The Fund was launched on February 15, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Excess Return (the “Long Index” or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “UUP”), (ii) the Fund’s NAV (as reflected by the graph “UUPNV”), and (iii) the closing levels of the Index (as reflected by the graph “USDUPX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

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

COMPARISON OF UUP, UUPNV AND USDUPX FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

AND THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009

UUP – For the Year Ended December 31, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

UUP – For the Year Ended December 31, 2010

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

UUP – For the Year Ended December 31,2009

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

UUP – For the Three Months Ended December 31, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

UUP – For the Three Months Ended December 31, 2010

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

UUP – For the Three Months Ended December 31, 2009

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Year Ended December 31, 2011, the NYSE Arca market value of each Share decreased 1.06% from $22.71 per Share to $22.47 per Share. The Share price high and low for the Year Ended December 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $23.36 per Share (+2.86%) on January 7, 2011 to a low of $20.93 per Share (-7.84%) on July 26, 2011 and August 29, 2011. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund, on a market value basis was -1.06%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2011, the net asset value of each Share decreased 1.45% from $22.77 per Share to $22.44 per Share. Depreciation in price of the long DX contracts during the Year Ended December 31, 2011 contributed to a 0.72% decrease in the level of the Long Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis was -1.45%.

Net loss for the Year Ended December 31, 2011 was $8.6 million, resulting from $0.6 million of interest income, net realized losses of $2.2 million, net unrealized gains of $2.5 million and operating expenses of $9.5 million.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Three Months Ended December 31, 2011, the NYSE Arca market value of each Share increased 0.72% from $22.31 per Share to $22.47 per Share. The Share price low and high for the Three Months Ended December 31, 2011 and related change from the Share price on September 30, 2011 was as follows: Shares traded from a low of $21.15 per Share (-5.20%) on October 27, 2011 to a high of $22.62 per Share (+1.39%) on December 14, 2011. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund, on a market value basis was +0.72%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2011, the net asset value of each Share increased 0.81% from $22.26 per Share to $22.44 per Share. Appreciation in the price of the long DX contracts during the Three Months Ended December 31, 2011 contributed to a 1.03% increase in the level of the Long Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return on a net asset value basis for the Fund was +0.81%.

Net loss for the Three Months Ended December 31, 2011 was $1.0 million, resulting from $0.1 million of interest income, net realized gains $48.9 million, net unrealized losses of $46.6 million and operating expenses of $3.4 million.

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

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are currency futures, whose values are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$1,890,352,197	0.60%	$26,625,021	9

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$998,211,778	0.56%	$12,941,303	8

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

We, Hans Ephraimson, Chief Executive Officer, and Michael Gilligan, Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2011.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2011, as stated in their report on page 34 of the Fund’s Annual Report on Form 10-K.

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name: Title:	Michael Gilligan Principal Financial Officer of the Managing Owner

February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB US Dollar Index Bullish Fund:

We have audited PowerShares DB US Dollar Index Bullish Fund’s (the Fund) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB US Dollar Index Bullish Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB US Dollar Index Bullish Fund as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB US Dollar Index Bullish Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB US Dollar Index Bullish Fund (the Fund) as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB US Dollar Index Bullish Fund as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB US Dollar Index Bullish Fund’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York February 28, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,825,976,593 and $914,821,634 respectively)	$1,825,952,743	$914,869,055
Cash held by broker	75,582,258	97,074,248
Net unrealized appreciation (depreciation) on futures contracts	(11,182,804)	(13,731,525)

Deposits with broker	1,890,352,197	998,211,778

Total assets	$1,890,352,197	$998,211,778

Liabilities
Management fee payable	$1,082,387	$700,713
Brokerage fee payable	2,456	7,751

Total liabilities	1,084,843	708,464

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of
December 31, 2011 and 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	(102)	(89)

Total General shares	898	911

Shares:
Paid in capital—84,200,000 and 43,800,000 redeemable Shares issued and outstanding as of December 31, 2011 and 2010, respectively	1,782,819,138	882,427,528
Accumulated earnings (deficit)	106,447,318	115,074,875

Total Shares	1,889,266,456	997,502,403

Total shareholders’ equity	1,889,267,354	997,503,314

Total liabilities and equity	$1,890,352,197	$998,211,778

Net asset value per share
General shares	$22.45	$22.78
Shares	$22.44	$22.77

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.015% due January 5, 2012	1.32%	$24,999,975	$25,000,000
U.S. Treasury Bills, 0.01% due January 12, 2012	0.85	15,999,952	16,000,000
U.S. Treasury Bills, 0.025% due January 19, 2012	3.23	60,999,695	61,000,000
U.S. Treasury Bills, 0.015% due January 26, 2012	8.47	159,998,880	160,000,000
U.S. Treasury Bills, 0.01% due February 2, 2012	2.27	42,999,613	43,000,000
U.S. Treasury Bills, 0.015% due February 23, 2012	21.81	411,992,584	412,000,000
U.S. Treasury Bills, 0.03% due March 1, 2012	0.58	10,999,725	11,000,000
U.S. Treasury Bills, 0.005% due March 8, 2012	2.59	48,998,432	49,000,000
U.S. Treasury Bills, 0.01% due March 15, 2012	24.35	459,983,900	460,000,000
U.S. Treasury Bills, 0.005% due March 22, 2012	27.79	524,982,675	525,000,000
U.S. Treasury Bills, 0.025% due March 29, 2012	3.39	63,997,312	64,000,000

Total United States Treasury Obligations (cost $1,825,976,593)	96.65%	$1,825,952,743

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Dollar Index (23,130 contracts, settlement date March 16, 2012)	(0.59)%	$(11,182,804)

Net Unrealized Depreciation on Futures Contracts	(0.59)%	$(11,182,804)

Net unrealized depreciation is comprised entirely of unrealized losses of $11,182,804.

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

PowerShares DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Income
Interest Income	$617,446	$1,150,772	$537,045

Expenses
Management Fee	8,794,587	10,262,636	2,706,044
Brokerage Commissions and Fees	672,247	816,605	494,103

Total Expenses	9,466,834	11,079,241	3,200,147

Net investment income (loss)	(8,849,388)	(9,928,469)	(2,663,102)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	29,814	11,709	10,569
Futures	(2,285,446)	106,462,740	(28,193,760)

Net realized gain (loss)	(2,255,632)	106,474,449	(28,183,191)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(71,271)	70,757	(40,009)
Futures	2,548,721	(59,539,980)	61,674,705

Net change in unrealized gain (loss)	2,477,450	(59,469,223)	61,634,696

Net realized and net change in unrealized gain (loss) on
United States Treasury Obligations and Futures	221,818	47,005,226	33,451,505

Net Income (Loss)	$(8,627,570)	$37,076,757	$30,788,403

Less: net loss attributed to the non-controlling interest in subsidiary - related party	—	10	68

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bullish Fund	$(8,627,570)	$37,076,767	$30,788,471

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$(89)	$911	43,800,000	$882,427,528	$115,074,875	$997,502,403	$997,503,314
Sale of Shares					95,600,000	2,093,405,631		2,093,405,631	2,093,405,631
Redemption of Shares					(55,200,000)	(1,193,014,021)		(1,193,014,021)	(1,193,014,021)
Net Income (Loss)
Net investment income (loss)			(14)	(14)			(8,849,374)	(8,849,374)	(8,849,388)
Net realized gain (loss) on United States Treasury Obligations and Futures			(3)	(3)			(2,255,629)	(2,255,629)	(2,255,632)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			4	4			2,477,446	2,477,446	2,477,450

Net Income (Loss)			(13)	(13)			(8,627,557)	(8,627,557)	(8,627,570)

Balance at December 31, 2011	40	$1,000	$(102)	$898	84,200,000	$1,782,819,138	$106,447,318	$1,889,266,456	$1,889,267,354

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(79)	$921	140,400,000	$3,154,943,434	$77,998,098	$3,232,941,532	$3,232,942,453	$921	$3,232,943,374
Sale of Shares					76,200,000	1,782,514,274		1,782,514,274	1,782,514,274		1,782,514,274
Redemption of Shares					(172,800,000)	(4,055,030,180)		(4,055,030,180)	(4,055,030,180)		(4,055,030,180)
Net Income (Loss)
Net investment income (loss)			3	3			(9,928,475)	(9,928,475)	(9,928,472)	3	(9,928,469)
Net realized gain (loss) on United States Treasury Obligations and Futures			(29)	(29)			106,474,507	106,474,507	106,474,478	(29)	106,474,449
Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			16	16			(59,469,255)	(59,469,255)	(59,469,239)	16	(59,469,223)

Net Income (Loss)			(10)	(10)			37,076,777	37,076,777	37,076,767	(10)	37,076,757

Redemption of non-controlling interest			—	—			—	—	—	(911)	(911)

Balance at December 31, 2010	40	$1,000	$(89)	$911	43,800,000	$882,427,528	$115,074,875	$997,502,403	$997,503,314	$—	$997,503,314

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(11)	$989	12,400,000	$259,300,938	$47,209,559	$306,510,497	$306,511,486	$989	$306,512,475
Sale of Shares					143,400,000	3,272,728,182		3,272,728,182	3,272,728,182		3,272,728,182
Redemption of Shares					(15,400,000)	(377,085,686)		(377,085,686)	(377,085,686)		(377,085,686)
Net Income (Loss)
Net investment income			(3)	(3)			(2,663,096)	(2,663,096)	(2,663,099)	(3)	(2,663,102)
Net realized loss on United States Treasury Obligations and Futures			(141)	(141)			(28,182,909)	(28,182,909)	(28,183,050)	(141)	(28,183,191)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			76	76			61,634,544	61,634,544	61,634,620	76	61,634,696

Net Income (Loss)			(68)	(68)			30,788,539	30,788,539	30,788,471	(68)	30,788,403

Balance at December 31, 2009	40	$1,000	$(79)	$921	140,400,000	$3,154,943,434	$77,998,098	$3,232,941,532	$3,232,942,453	$921	$3,232,943,374

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net Income (Loss)	$(8,627,570)	$37,076,757	$30,788,403
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(5,313,492,172)	(4,720,557,695)	(4,242,249,351)
Proceeds from securities sold and matured	4,402,984,473	6,819,696,055	1,391,978,688
Net accretion of discount on United States Treasury Obligations	(617,446)	(1,150,772)	(537,919)
Net realized (gain) loss on United States Treasury Obligations	(29,814)	(11,709)	(10,569)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(2,477,450)	59,469,223	(61,634,696)
Change in operating receivables and liabilities:
Management fee payable	381,674	(281,802)	802,314
Brokerage fee payable	(5,295)	(2,282)	6,697

Net cash provided by (used for) operating activities	(921,883,600)	2,194,237,775	(2,880,856,433)

Cash flows from financing activities:
Proceeds from sale of Shares	2,093,405,631	1,782,514,274	3,272,728,182
Receivable for Shares issued	—	—	(4,943,718)
Redemption of Shares	(1,193,014,021)	(4,055,030,180)	(377,085,686)
Redemption of non-controlling interest	—	(911)	—

Net cash provided by (used for) financing activities	900,391,610	(2,272,516,817)	2,890,698,778

Net change in cash held by broker	(21,491,990)	(78,279,042)	9,842,345
Cash held by broker at beginning of period	97,074,248	175,353,290	165,510,945

Cash held by broker at end of period	$75,582,258	$97,074,248	$175,353,290

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements

December 31, 2011

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

This Report covers the year ended December 31, 2011 (herein referred to as the “Year Ended December 31, 2011”), the year ended December 31, 2010 (herein referred to as the “Year Ended December 31, 2010”) and the year ended December 31, 2009 (herein referred to as the “Year Ended December 31, 2009”).

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

The Fund does not employ leverage. As of December 31, 2011 and December 31, 2010, the Fund had $1,890,352,197 (or 100%) and $998,211,778 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $55,373,220 (or 2.93%) and $21,290,906 (or 2.13%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $8,794,587, of which $1,082,387 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2011

incurred Management Fees of $10,262,636, of which $700,713 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $2,706,044.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Year Ended December 31, 2011, the Fund incurred brokerage fees of $672,247, of which $2,456 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred brokerage fees of $816,605, of which $7,751 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred brokerage fees of $494,103.

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles and include the financial statements of the Fund and the Master Fund when applicable. As described in note 1, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Fund and the Master Fund for 2009. Upon the initial offering of the Shares on February 15, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provided the Fund and its investors certain controlling rights and abilities over the Master

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2011

Fund. Consequently, the financial statement balances for the period previously described of the Master Fund were consolidated with the Fund’s financial statement balances, and all significant inter-company balances and transactions were eliminated.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2011 and 2010 were holdings of $1,825,952,743 and $914,869,055, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2011 the Fund had cash held by the Commodity Broker of $75,582,258, of which $11,182,804 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010, the Fund had cash held by the Commodity Broker of $97,074,248, of which $13,731,525 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2011 and 2010.

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States 2008.

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2011 and 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $11,182,804 and $13,731,525, respectively.

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

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2011, 2010 and 2009.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2011, 2010 and 2009, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$1,825,952,743	$914,869,055
Commodity Futures Contracts (Level 1)	$(11,182,804)	$(13,731,525)

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2011

There were no Level 2 or Level 3 holdings as of December 31, 2011 and 2010.

(6) Financial Instrument Risk

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are currency futures, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2011

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2011, 2010 and 2009

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2009
Shares Sold	95,600,000	$2,093,405,631	76,200,000	$1,782,514,274	143,400,000	$3,272,728,182
Shares Redeemed	(55,200,000)	(1,193,014,021)	(172,800,000)	(4,055,030,180)	(15,400,000)	(377,085,686)

Net Increase/Decrease	40,400,000	$900,391,610	(96,600,000)	$(2,272,515,906)	128,000,000	$2,895,642,496

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

No distributions were paid for the Years Ended December 31, 2011, 2010 and 2009.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2011 and 2010 no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2011, 2010 and 2009. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$22.77	$23.03	$24.72
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.17)	(0.09)	(1.58)
Net investment income (loss)	(0.16)	(0.17)	(0.11)

Net income (loss)	(0.33)	(0.26)	(1.69)
Distributions of net investment income on Shares	—	—	—

Net increase (decrease)	(0.33)	(0.26)	(1.69)

Net asset value per Share, end of period	$22.44	$22.77	$23.03

Market value per Share, beginning of period	$22.71	$23.08	$24.69

Market value per Share, end of period	$22.47	$22.71	$23.08

Ratio to average Net Assets
Net investment income (loss)	(0.75)%	(0.73)%	(0.48)%

Total expenses	0.81%	0.81%	0.58%

Total Return, at net asset value	(1.45)%	(1.13)%	(6.84)%

Total Return, at market value	(1.06)%	(1.60)%	(6.52)%

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 33 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2011, as stated in their report on page 34 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Hans Ephraimson	47	Managing Director, Chief Executive Officer and Member of the Board of Managers
Michael Gilligan	45	Principal Financial Officer
Martin Kremenstein	35	Chief Operating Officer, Chief Investment Officer, Director and Member of the Board of Managers
Alex Depetris	31	Vice President and Member of the Board of Managers

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

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.75% per annum of the daily net asset value of the Fund at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading. Prior to January 4, 2010, the Management Fee payable to DB Commodity Services LLC was 0.50% per annum of the daily net asset value of the Fund.

As of the Year Ended December 31, 2011, the Fund has incurred Management Fees of $8,794,587 of which $7,712,200 had been paid at December 31, 2011. Management Fees of $1,082,387 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2011, the Fund has incurred brokerage commissions of $672,247 of which $669,791 had been paid at December 31, 2011. Brokerage commissions of $2,456 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

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

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2011, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Directors and Officers of DB Commodity Services LLC as a group	—	—

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010
Audit Fees	$100,600	$102,955
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$100,600	$102,955

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

(a)(1) Financial Statements

See financial statements commencing on page 36 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant[3]

4.2	Form of Participant Agreement[2]

10.1	Customer Agreement[4]

10.2	Form of Administration Agreement[1]

10.3	Form of Global Custody Agreement[1]

10.4	Form of Transfer Agency and Service Agreement[1]

10.5	Form of Distribution Services Agreement[2]

10.6	Form of Marketing Agreement[2]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - December 31, 2011 and December 31, 2010, (ii) the Schedule of Investments - December 31, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Statements of Income and Expenses - Years Ended December 31, 2011, 2010 and 2009, (v) the Statement of Changes in Shareholders’ Equity – Year Ended December 31, 2011, (vi) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2010, (vii) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2009, (viii) the Statements of Cash Flows - Years Ended December 31, 2011, 2010 and 2009, and (ix) Notes to Financial Statements.

[1]	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 on October 16, 2006 and incorporated herein by reference.
[2]	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on January 17, 2007 and incorporated herein by reference.

[3]	Previously filed as an exhibit to Post-Effective Amendment No. 3 to a Registration Statement on Form S-3 on January 3, 2011 and incorporated herein by reference.
[4]	Previously filed as an exhibit to Form 10-K (SEC File No. 001-33314) on March 1, 2011 and incorporated herein by reference.

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

Dated: February 28, 2012