Form 10-K
period 2011-12-31
PowerShares DB US Dollar Index Trust; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2012-02-28
CIK 1371571, 1383149

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. $155,304,000

Number of Common Units of Beneficial Interest outstanding as of February 17, 2012: 3,800,000

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

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB US Dollar Index Bearish Master Fund (the “Master Fund”), a series of the DB US Dollar Index Master Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities to the Fund and terminated. Effective January 1, 2011, the reorganized Fund has performed all of the necessary functions in order to continue normal Fund operations. The collapse of the master-feeder structure had no effect on the operations or processes of the Fund. All references to historical results of the Fund include the results of the Master Fund where the context requires.

The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of currency futures on U.S. and non-U.S. markets.

Fund Investment Overview

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Excess Return (the “Short Index” or the “Index”), over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in short positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency,” and collectively, the “Index Currencies”), which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

The Fund does not employ leverage. As of December 31, 2011 and December 31, 2010, the Fund had $102,224,263 (or 100%) and $151,574,112 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $3,016,440 (or 2.95%) and $3,183,089 (or 2.10%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions on DX Contracts. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

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

1	From February 15, 2007 through January 3, 2010, the Management Fee payable by the Fund was 0.50% per annum of the daily net asset value of the Fund. Effective January 4, 2010, the Management Fee payable by the Fund was increased from 0.50% to 0.75% per annum of the daily net asset value of the Fund.

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

2	A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

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

As of December 31, 2011, the closing level of the Index experienced a peak-to-valley drawdown of (36.82)% during the period from June 1995 – January 2002.

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

The following table* reflects various measures of volatility** of the Long Index and the Short Index, each as calculated on an excess return basis:

	Volatility
Volatility Type	Long Index	Short Index
Daily volatility over full history	8.98%	8.77%
Average rolling 3-month daily volatility	8.67%	8.45%
Monthly return volatility	9.02%	8.90%
Average annual volatility	8.84%	8.65%

The following table reflects the daily volatility on an annual basis of the Long Index and the Short Index:

Year	Daily Volatility
	Long Index	Short Index
1986***	0.00%	0.00%
1987	9.44%	9.07%
1988	9.62%	9.69%
1989	10.22%	10.20%
1990	8.77%	8.35%
1991	11.53%	11.89%
1992	11.70%	12.06%
1993	9.44%	9.54%
1994	7.83%	7.52%
1995	9.78%	9.55%
1996	4.99%	5.01%
1997	7.59%	7.91%
1998	8.06%	7.94%

1999	7.59%	7.71%
2000	8.77%	9.17%
2001	8.70%	8.56%
2002	7.49%	7.19%
2003	8.44%	8.25%
2004	9.52%	9.23%
2005	8.10%	8.46%
2006	6.95%	6.75%
2007	5.21%	5.08%
2008	11.94%	12.46%
2009	11.39%	9.55%
2010	8.84%	7.30%
2011*	9.47%	7.88%

*	As of December 31, 2011. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index level.

**	Volatility, for these purposes means the following:

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

3	From February 15, 2007 through January 3, 2010, the Management Fee payable by the Fund, through the Master Fund, was 0.50% per annum of the daily net asset value of the Fund. Effective January 4, 2010, the Management Fee payable by the Fund was increased from 0.50% to 0.75% per annum of the daily net asset value of the Fund.

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

Because the Price of DX Contracts Is Primarily Influenced by Short-Term Interest Rate Differentials, You May Sell Your Shares at a Time When the DX Contracts Are Being Traded at a Discount and, Therefore, Receive an Amount that Would be Lower than if the DX Contracts Were Trading at a Premium.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2011	$28.34	$26.34
June 30, 2011	$29.21	$28.06
September 30, 2011	$29.14	$27.16
December 31, 2011	$28.67	$26.65

Quarter ended	High	Low
March 31, 2010	$28.06	$26.15
June 30, 2010	$26.86	$24.07
September 30, 2010	$27.06	$25.29
December 31, 2010	$27.96	$26.27

Holders

As of December 31, 2011, the Fund had 8,672 holders of record of its Shares.

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

(b) Not applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2011	6,400,000	$27.89
Year Ended December 31, 2010	10,800,000	$26.29
Year Ended December 31, 2009	8,000,000	$26.94

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2011, 2010, 2009, 2008 and 2007 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report.

	Year Ended				Period Ended December 31, 2007
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Interest Income	$92,578	$202,416	$357,151	$1,257,070	$1,475,217
Net investment income (loss)	$(1,068,768)	$(1,321,654)	$(1,173,199)	$744,517	$1,283,626
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$1,081,071	$(6,509,551)	$15,241,864	$(6,022,090)	$2,268,574
Net Income (Loss)	$12,303	$(7,831,205)	$14,068,665	$(5,277,573)	$3,552,200
Net Income (Loss) per Share	$(0.17)	$(0.52)	$1.40	$(1.22)	$2.94
Distribution per Share	$—	$—	$—	$0.15	$0.40
Net increase (decrease) in cash	$(5,865,395)	$(26,131,755)	$(33,558,088)	$63,138,427	$3,991,952

	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$102,224,263	$151,574,112	$320,022,426	$177,803,720	$77,157,266
Shares NAV	$26.88	$27.05	$27.57	$26.17	$27.54
General Shares NAV	$26.88	$27.05	$27.58	$26.18	$27.55

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income (loss)	$46,878	$29,739	$12,399	$3,562
Net investment income (loss)	$(252,593)	$(291,597)	$(291,607)	$(232,971)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$6,406,005	$3,427,687	$(7,430,557)	$(1,322,064)
Net Income/(loss)	$6,153,412	$3,136,090	$(7,722,164)	$(1,555,035)
Increase/(decrease) in Net Asset Value	$6,373,982	$(2,393,378)	$(30,112,164)	$(23,185,333)
Net Income (loss) per Share	$1.14	$0.60	$(1.54)	$(0.37)

	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income (loss)	$35,600	$60,855	$50,974	$54,987
Net investment income (loss)	$(447,862)	$(313,924)	$(268,305)	$(291,563)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(8,777,436)	$(11,353,040)	$13,810,113	$(189,188)
Net Income/(loss)	$(9,225,298)	$(11,666,964)	$13,541,808	$(480,751)
Increase/(decrease) in Net Asset Value	$(123,558,830)	$(37,165,900)	$8,624,052	$(16,293,837)
Net Income (loss) per Share	$(1.04)	$(1.66)	$2.19	$(0.01)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Excess Return (the “Short Index” or the “Index”), over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency,” and collectively, the “Index Currencies”), which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

The section “Summary of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Total Return and Underlying DX Contract Returns for the Three Months Ended December 31, 2011, 2010 and 2009 and the Years Ended December 31, 2011, 2010 and 2009” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Total Return and Underlying DX Contract Returns for the Three Months Ended December 31, 2011, 2010 and 2009 and the Years Ended December 31, 2011, 2010 and 2009

	Aggregate returns for the SHORT INDEX-TR
Underlying Index	Three Months Ended December 31, 2011	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Year Ended December 31, 2010	Three Months Ended December 31, 2009	Year Ended December 31, 2009
DX Contract	(1.14)%	0.29%	0.16%	(1.09)%	(1.32)%	6.49%

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

Operating Activities

Net cash flow provided by (used for) operating activities was $43.5 million, $134.4 million and $(171.8) million for the Years Ended December 31, 2011, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2011, $587.9 million was paid to purchase United States Treasury Obligations and $630.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $697.8 million was paid to purchase United States Treasury Obligations and $850.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2009, $1,166.6 million was paid to purchase United States Treasury Obligations and $974.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $1.5 million, increased by $9.7 million and decreased by $12.0 million during the Years Ended December 31, 2011, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(49.3) million, $(160.6) million and $138.3 million during the Years Ended December 31, 2011, 2010 and 2009, respectively. This included $129.1 million, $123.4 million and $348.6 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009, respectively.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A.—“RISK FACTORS” SET FORTH HEREIN, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Year Ended December 31, 2011, the NYSE Arca market value of each Share decreased 0.92% from $27.10 per Share to $26.85 per Share. The Share price high and low for the Year Ended December 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $29.21 per Share (+7.79%) on April 29, 2011 to a low of $26.34 per Share (-2.80%) on January 7, 2011. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund, on a market value basis was -0.92%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2011, the net asset value of each Share decreased 0.63% from $27.05 per Share to $26.88 per Share. Appreciation in price of the short DX contracts during the Year Ended December 31, 2011 contributed to a 0.29% increase in the level of the Short Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis was -0.63%.

Net income for the Year Ended December 31, 2011 was $0.01 million, resulting from $0.09 million of interest income, net realized gains of $2.60 million, net unrealized losses of $1.52 million and operating expenses of $1.16 million.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Three Months Ended December 31, 2011, the NYSE Arca market value of each Share decreased 1.14% from $27.16 per Share to $26.85 per Share. The Share price high and low for the Three Months Ended December 31, 2011 and related change from the Share price on September 30, 2011 was as follows: Shares traded from a high of $28.67 per Share (+5.56%) on October 27, 2011 to a low of $26.65 per Share (-1.88%) on December 14, 2011. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund, on a market value basis was -1.14%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2011, the net asset value of each Share decreased 1.36% from $27.25 per Share to $26.88 per Share. Appreciation in price of the short DX contracts during the Three Months Ended December 31, 2011 contributed to a

1.14% decrease in the level of the Short Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return on a net asset value basis for the Fund was -1.36%.

Net loss for the Three Months Ended December 31, 2011 was $1.6 million, resulting from $0.01 million of interest income, net realized losses of $4.5 million, net unrealized gains of $3.1 million and operating expenses of $0.2 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$102,224,263	0.60%	$1,417,329	4

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$151,574,112	0.55%	$1,953,102	7

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2011, as stated in their report on page 36 of the Fund’s Annual Report on Form 10-K.

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

In our opinion, PowerShares DB US Dollar Index Bearish Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB US Dollar Index Bearish Fund as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB US Dollar Index Bearish Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB US Dollar Index Bearish Fund (the Fund) as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB US Dollar Index Bearish Fund as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB US Dollar Index Bearish Fund’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 28, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $99,998,496 and $141,968,205 respectively)	$99,997,110	$141,975,988
Cash held by broker	1,577,141	7,442,536
Net unrealized appreciation (depreciation) on futures contracts	650,012	2,155,588

Deposits with broker	102,224,263	151,574,112

Total assets	$102,224,263	$151,574,112

Liabilities
Management fee payable	$68,624	$98,614
Brokerage fee payable	2,123	5,089

Total liabilities	70,747	103,703

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2011 and 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	75	82

Total General shares	1,075	1,082

Shares:
Paid in capital - 3,800,000 and 5,600,000 redeemable Shares issued and outstanding as of December 31, 2011 and 2010, respectively	99,488,230	148,817,426
Accumulated earnings (deficit)	2,664,211	2,651,901

Total Shares	102,152,441	151,469,327

Total shareholders’ equity	102,153,516	151,470,409

Total liabilities and equity	$102,224,263	$151,574,112

Net asset value per share
General shares	$26.88	$27.05
Shares	$26.88	$27.05

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2011

	$99,997,110	$99,997,110	$99,997,110
Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.01% due January 12, 2012	4.90%	$4,999,985	$5,000,000
U.S. Treasury Bills, 0.025% due January 19, 2012	0.98	999,995	1,000,000
U.S. Treasury Bills, 0.015% due January 26, 2012	1.96	1,999,986	2,000,000
U.S. Treasury Bills, 0.01% due February 16, 2012	1.96	1,999,976	2,000,000
U.S. Treasury Bills, 0.015% due February 23, 2012	14.68	14,999,730	15,000,000
U.S. Treasury Bills, 0.005% due March 8, 2012	4.89	4,999,840	5,000,000
U.S. Treasury Bills, 0.01% due March 15, 2012	0.98	999,965	1,000,000
U.S. Treasury Bills, 0.005% due March 22, 2012	57.75	58,998,053	59,000,000
U.S. Treasury Bills, 0.025% due March 29, 2012	9.79	9,999,580	10,000,000

Total United States Treasury Obligations (cost $99,998,496)	97.89%	$99,997,110

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (1,260 contracts, settlement date March 16, 2012)*	0.64%	$650,012

Net Unrealized Appreciation on Futures Contracts	0.64%	$650,012

Net unrealized appreciation is comprised entirley of unrealized gains of $650,012.

*	Positions represent futures contracts sold.

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2010

	$141,975,988	$141,975,988	$141,975,988
Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.085% due January 13, 2011	11.89%	$17,999,838	$18,000,000
U.S. Treasury Bills, 0.07% due January 20, 2011	0.66	999,980	1,000,000
U.S. Treasury Bills, 0.065% due January 27, 2011	1.98	2,999,889	3,000,000
U.S. Treasury Bills, 0.125% due February 3, 2011	1.32	1,999,850	2,000,000
U.S. Treasury Bills, 0.125% due February 10, 2011	4.62	6,999,321	7,000,000
U.S. Treasury Bills, 0.13% due February 17, 2011	1.32	1,999,724	2,000,000
U.S. Treasury Bills, 0.12% due February 24, 2011	25.08	37,993,844	38,000,000
U.S. Treasury Bills, 0.175% due March 3, 2011	19.80	29,994,000	30,000,000
U.S. Treasury Bills, 0.145% due March 10, 2011	10.56	15,996,480	16,000,000
U.S. Treasury Bills, 0.14% due March 17, 2011	3.96	5,998,662	6,000,000
U.S. Treasury Bills, 0.13% due March 24, 2011	1.98	2,999,232	3,000,000
U.S. Treasury Bills, 0.18% due March 31, 2011	10.56	15,995,168	16,000,000

Total United States Treasury Obligations (cost $141,968,205)	93.73%	$141,975,988

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (1,841 contracts, settlement date March 14, 2011)*	1.42%	$2,155,588

Net Unrealized Appreciation on Futures Contracts	1.42%	$2,155,588

Net unrealized appreciation is comprised entirely of unrealized gains of $2,155,588.

*	Positions represent futures contracts sold.

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Income
Interest Income	$92,578	$202,416	$357,151

Expenses
Management Fee	1,087,604	1,424,186	1,383,499
Brokerage Commissions and Fees	73,742	99,884	146,851

Total Expenses	1,161,346	1,524,070	1,530,350

Net investment income (loss)	(1,068,768)	(1,321,654)	(1,173,199)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	3,928	4,619	8,887
Futures	2,591,888	(16,210,181)	27,209,810

Net realized gain (loss)	2,595,816	(16,205,562)	27,218,697

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(9,169)	3,258	2,997
Futures	(1,505,576)	9,692,753	(11,979,830)

Net change in unrealized gain (loss)	(1,514,745)	9,696,011	(11,976,833)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	1,081,071	(6,509,551)	15,241,864

Net Income (Loss)	$12,303	$(7,831,205)	$14,068,665

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	—	21	(56)

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bearish Fund	$12,303	$(7,831,184)	$14,068,609

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$82	$1,082	5,600,000	$148,817,426	$2,651,901	$151,469,327	$151,470,409
Sale of Shares					4,600,000	129,135,694		129,135,694	129,135,694
Redemption of Shares					(6,400,000)	(178,464,890)		(178,464,890)	(178,464,890)
Net Income (Loss)
Net investment income (loss)			(15)	(15)			(1,068,753)	(1,068,753)	(1,068,768)
Net realized gain (loss) on United States Treasury Obligations and Futures			43	43			2,595,773	2,595,773	2,595,816
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(35)	(35)			(1,514,710)	(1,514,710)	(1,514,745)

Net Income (Loss)			(7)	(7)			12,310	12,310	12,303

Balance at December 31, 2011	40	$1,000	$75	$1,075	3,800,000	$99,488,230	$2,664,211	$102,152,441	$102,153,516

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$103	$1,103	11,600,000	$309,379,654	$10,483,064	$319,862,718	$319,863,821	$1,103	$319,864,924
Sale of Shares					4,800,000	123,413,958		123,413,958	123,413,958		123,413,958
Redemption of Shares					(10,800,000)	(283,976,186)		(283,976,186)	(283,976,186)		(283,976,186)
Net Income (Loss)
Net investment income (loss)			(4)	(4)			(1,321,646)	(1,321,646)	(1,321,650)	(4)	(1,321,654)
Net realized gain (loss) on United States Treasury Obligations and Futures			(43)	(43)			(16,205,476)	(16,205,476)	(16,205,519)	(43)	(16,205,562)
Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			26	26			9,695,959	9,695,959	9,695,985	26	9,696,011

Net Income (Loss)			(21)	(21)			(7,831,163)	(7,831,163)	(7,831,184)	(21)	(7,831,205)

Redemption of non-controlling interest			—	—			—	—	—	(1,082)	(1,082)

Balance at December 31, 2010	40	$1,000	$82	$1,082	5,600,000	$148,817,426	$2,651,901	$151,469,327	$151,470,409	$—	$151,470,409

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$47	$1,047	6,600,000	$176,334,854	$(3,585,489)	$172,749,365	$172,750,412	$1,047	$172,751,459
Sale of Shares					13,000,000	348,575,658		348,575,658	348,575,658		348,575,658
Redemption of Shares					(8,000,000)	(215,530,858)		(215,530,858)	(215,530,858)		(215,530,858)
Net Income (Loss)
Net investment loss			(4)	(4)			(1,173,191)	(1,173,191)	(1,173,195)	(4)	(1,173,199)
Net realized loss on United States Treasury Obligations and Futures			79	79			27,218,539	27,218,539	27,218,618	79	27,218,697
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(19)	(19)			(11,976,795)	(11,976,795)	(11,976,814)	(19)	(11,976,833)

Net Income (Loss)			56	56			14,068,553	14,068,553	14,068,609	56	14,068,665

Balance at December 31, 2009	40	$1,000	$103	$1,103	11,600,000	$309,379,654	$10,483,064	$319,862,718	$319,863,821	$1,103	$319,864,924

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net Income (Loss)	$12,303	$(7,831,205)	$14,068,665
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(587,931,895)	(697,769,868)	(1,166,616,711)
Proceeds from securities sold and matured	629,998,110	849,989,769	973,994,291
Net accretion of discount on United States Treasury Obligations	(92,578)	(202,712)	(357,150)
Net realized (gain) loss on United States Treasury Obligations	(3,928)	(4,619)	(8,887)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	1,514,745	(9,696,011)	11,976,833
Change in operating receivables and liabilities:
Payable for securities purchased	—	—	(4,999,125)
Management fee payable	(29,990)	(57,133)	104,162
Brokerage fee payable	(2,966)	3,334	204

Net cash provided by (used for) operating activities	43,463,801	134,431,555	(171,837,718)

Cash flows from financing activities:
Proceeds from sale of Shares	129,135,694	123,413,958	348,575,658
Receivable for Shares issued	—		5,234,830
Redemption of Shares	(178,464,890)	(283,976,186)	(215,530,858)
Redemption of non-controlling interest	—	(1,082)	—

Net cash provided by (used for) financing activities	(49,329,196)	(160,563,310)	138,279,630

Net change in cash held by broker	(5,865,395)	(26,131,755)	(33,558,088)
Cash held by broker at beginning of period	7,442,536	33,574,291	67,132,379

Cash held by broker at end of period	$1,577,141	$7,442,536	$33,574,291

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

(2) Fund Investment Overview

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index–Excess Return, the “Short Index” or the “Index”, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency,” and collectively, the “Index Currencies”), which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund does not employ leverage. As of December 31, 2011 and December 31, 2010, the Fund had $102,224,263 (or 100%) and $151,574,112 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $3,016,440 (or 2.95%) and $3,183,089 (or 2.10%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions on DX Contracts. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Financial Statements—(Continued)

December 31, 2011

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $1,087,604, of which $68,624 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $1,424,186, of which $98,614 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $1,383,499.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Year Ended December 31, 2011, the Fund incurred brokerage fees of $73,742, of which $2,123 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred brokerage fees of $99,884, of which $5,089 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred brokerage fees of $146,851.

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

Notes to Financial Statements—(Continued)

December 31, 2011

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles and include the financial statements of the Fund and the Master Fund when applicable. As described in note 1, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Fund and the Master Fund for 2009. Upon the initial offering of the Shares on February 15, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provided the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances for period previously described of the Master Fund were consolidated with the Fund’s financial statement balances, and all significant inter-company balances and transactions were eliminated.

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Financial Statements—(Continued)

December 31, 2011

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2011 and 2010 were holdings of $3,016,440 and $3,183,089, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2011 the Fund had cash held by the Commodity Broker of $1,577,141. As of December 31, 2010 the Fund had cash held by the Commodity Broker of $7,442,536. There were no cash equivalents held by the Fund as of December 31, 2011 and 2010.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2011 and 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $650,012 and $2,155,588, respectively.

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

Notes to Financial Statements—(Continued)

December 31, 2011

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$99,997,110	$141,975,988
Commodity Futures Contracts (Level 1)	$650,012	$2,155,588

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2011, 2010 and 2009

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2011	2010	2010	2009	2009
Shares Sold	4,600,000	$129,135,694	4,800,000	$123,413,958	13,000,000	$348,575,658
Shares Redeemed	(6,400,000)	(178,464,890)	(10,800,000)	(283,976,186)	(8,000,000)	(215,530,858)

Net Increase/ (Decrease)	(1,800,000)	$(49,329,196)	(6,000,000)	$(160,562,228)	5,000,000	$133,044,800

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$27.05	$27.57	$26.17

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.04	(0.34)	1.51
Net investment income (loss)	(0.21)	(0.18)	(0.11)

Net income (loss)	(0.17)	(0.52)	1.40
Distributions of net investment income on Shares	—	—	—

Net increase (decrease)	(0.17)	(0.52)	1.40

Net asset value per Share, end of period	$26.88	$27.05	$27.57

Market value per Share, beginning of period	$27.10	$27.54	$26.18

Market value per Share, end of period	$26.85	$27.10	$27.54

Ratio to average Net Assets
Net investment income (loss)	(0.74)%	(0.70)%	(0.42)%

Total expenses	0.80%	0.80%	0.55%

Total Return, at net asset value	(0.63)%	(1.89)%	5.35%

Total Return, at market value	(0.92)%	(1.60)%	5.19%

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 35 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2011, as stated in their report on page 36 of this Form 10-K.

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

As of the Year Ended December 31, 2011, the Fund has incurred Management Fees of $1,087,604 of which $1,018,980 had been paid at December 31, 2011. Management Fees of $68,624 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2011, the Fund has incurred brokerage commissions of $73,742 of which $71,619 had been paid at December 31, 2011. Brokerage commissions of $2,123 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

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

(a)(1) Financial Statements

See financial statements commencing on page 38 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant[3]

4.2	Form of Participant Agreement[2]

10.1	Customer Agreement[4]

10.2	Form of Administration Agreement[1]

10.3	Form of Global Custody Agreement[1]

10.4	Form of Transfer Agency and Service Agreement[1]

10.5	Form of Distribution Services Agreement[2]

10.6	Form of Marketing Agreement[2]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - December 31, 2011 and December 31, 2010, (ii) the Schedule of Investments - December 31, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Statements of Income and Expenses - Years Ended December 31, 2011, 2010 and 2009, (v) the Statement of Changes in Shareholders’ Equity – Year Ended December 31, 2011, (vi) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2010, (vii) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2009, (viii) the Statements of Cash Flows - Years Ended December 31, 2011, 2010 and 2009, and (ix) Notes to Financial Statements, tagged as blocks of text

1	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 on October 16, 2006 and incorporated herein by reference.

2	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on January 17, 2007 and incorporated herein by reference.
3	Previously filed as an exhibit to Post-Effective Amendment No. 3 to a Registration Statement on Form S-3 on January 3, 2011 and incorporated herein by reference.
4	Previously filed as an exhibit to Form 10-K (SEC File No. 001-33318) on March 1, 2011 and incorporated herein by reference.

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