Form 10-Q
period 2012-03-31
PowerShares DB US Dollar Index Trust; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2012-05-09
CIK 1371571, 1383149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Act).    Yes   ☐     No   ☑

Indicate the number of outstanding Shares as of March 31, 2012: 3,400,000 Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund

Statements of Financial Condition

March 31, 2012 (unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $71,987,019 and $99,998,496 respectively)	$71,991,293	$99,997,110
Cash held by broker	19,500,447	1,577,141
Net unrealized appreciation (depreciation) on futures contracts	1,840,417	650,012

Deposits with broker	93,332,157	102,224,263

Total assets	$93,332,157	$102,224,263

Liabilities
Management fee payable	$58,750	$68,624
Brokerage fee payable	3,582	2,123

Total liabilities	62,332	70,747

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	97	75

Total General shares	1,097	1,075

Shares:
Paid in capital—3,400,000 and 3,800,000 redeemable Shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	88,637,296	99,488,230
Accumulated earnings (deficit)	4,631,432	2,664,211

Total Shares	93,268,728	102,152,441

Total shareholders’ equity	93,269,825	102,153,516

Total liabilities and equity	$93,332,157	$102,224,263

Net asset value per share
General shares	$27.43	$26.88
Shares	$27.43	$26.88

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Schedule of Investments

March 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due April 12, 2012	1.07%	$999,992	$1,000,000
U.S. Treasury Bills, 0.1% due April 19, 2012	1.07	999,982	1,000,000
U.S. Treasury Bills, 0.08% due May 10, 2012	5.36	4,999,790	5,000,000
U.S. Treasury Bills, 0.095% due May 17, 2012	2.15	1,999,888	2,000,000
U.S. Treasury Bills, 0.085% due May 24, 2012	4.29	3,999,724	4,000,000
U.S. Treasury Bills, 0.095% due June 14, 2012	1.07	999,883	1,000,000
U.S. Treasury Bills, 0.095% due June 21, 2012	51.46	47,993,664	48,000,000
U.S. Treasury Bills, 0.085% due June 28, 2012	10.72	9,998,370	10,000,000

Total United States Treasury Obligations (cost $71,987,019)	77.19%	$71,991,293

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (1,155 contracts, settlement date June 18, 2012)*	1.97%	$1,840,417

Net Unrealized Appreciation on Futures Contracts	1.97%	$1,840,417

Net unrealized appreciation is comprised entirely of unrealized gains of $1,840,417.

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

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31, 2012	March 31, 2011
Income
Interest Income	$3,720	$46,878

Expenses
Management Fee	180,981	280,754
Brokerage Commissions and Fees	18,566	18,717

Total Expenses	199,547	299,471

Net investment income (loss)	(195,827)	(252,593)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(508)	93
Futures	967,513	6,400,199

Net realized gain (loss)	967,005	6,400,292

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	5,660	3,491
Futures	1,190,405	2,222

Net change in unrealized gain (loss)	1,196,065	5,713

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	2,163,070	6,406,005

Net Income (Loss)	$1,967,243	$6,153,412

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2012

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2012	40	$1,000	$75	$1,075	3,800,000	$99,488,230	$2,664,211	$102,152,441	$102,153,516

Sale of Shares					800,000	21,504,974		21,504,974	21,504,974

Redemption of Shares					(1,200,000)	(32,355,908)		(32,355,908)	(32,355,908)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(195,825)	(195,825)	(195,827)

Net realized gain (loss) on United States Treasury Obligations and Futures			11	11			966,994	966,994	967,005

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			13	13			1,196,052	1,196,052	1,196,065

Net Income (Loss)			22	22			1,967,221	1,967,221	1,967,243

Balance at March 31, 2012	40	$1,000	$97	$1,097	3,400,000	$88,637,296	$4,631,432	$93,268,728	$93,269,825

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

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net Income (Loss)	$1,967,243	$6,153,412
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(71,984,543)	(135,959,832)
Proceeds from securities sold and matured	99,999,254	141,999,182
Net accretion of discount on United States Treasury Obligations	(3,742)	(46,878)
Net realized (gain) loss on United States Treasury Obligations	508	(93)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(1,196,065)	(5,713)
Change in operating receivables and liabilities:
Management fee payable	(9,874)	(1,387)
Brokerage fee payable	1,459	2,230

Net cash provided by (used for) operating activities	28,774,240	12,140,921

Cash flows from financing activities:
Proceeds from sale of Shares	21,504,974	5,666,870
Redemption of Shares	(32,355,908)	(5,446,300)

Net cash provided by (used for) financing activities	(10,850,934)	220,570

Net change in cash held by broker	17,923,306	12,361,491
Cash held by broker at beginning of period	1,577,141	7,442,536

Cash held by broker at end of period	$19,500,447	$19,804,027

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

March 31, 2012

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

This Report covers the three months ended March 31, 2012 and 2011 (hereinafter referred to as the “Three Months Ended March 31, 2012” and the “Three Months Ended March 31, 2011”, respectively).

(2) Fund Investment Overview

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Excess Return, the “Short Index” or the “Index”, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in short positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®“). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund does not employ leverage. As of March 31, 2012 and December 31, 2011, the Fund had $93,332,157 (or 100%) and $102,224,263 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $1,524,600 (or 1.63%) and $3,016,440 (or 2.95%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions on DX Contracts. For additional information, please see the unaudited Schedule of Investments as of March 31, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2012 and 2011, the Fund incurred Management Fees of $180,981 and $280,754, respectively. As of March 31, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $58,750 and $68,624, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2012 and 2011, the Fund incurred brokerage fees of $18,566 and $18,717, respectively. As of March 31, 2012 and December 31, 2011, brokerage fees payable were $3,582 and $2,123, respectively.

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

Invesco Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Distributors, Inc. (“Invesco Distributors”), an affiliate of Invesco PowerShares Capital Management LLC (“Invesco PowerShares”), the Managing Owner, on behalf of the Fund, has appointed Invesco Distributors as a marketing agent. Invesco Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years, entities will need to disclose the following:

1)	The amounts of any transfers between Level 1 and Level 2 and the reasons for those transfers, and

2)	For Level 3 fair value measurements, quantitative information about the significant unobservable inputs used, a description of the entity’s valuation processes, and a narrative description of the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs.

There were no Level 2 or Level 3 holdings as of March 31, 2012 and December 31, 2011.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2012 and December 31, 2011 were holdings of $1,524,600 and $3,016,440, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2012, the Fund had cash held by the Commodity Broker of $19,500,447. As of December 31, 2011, the Fund had cash held by the Commodity Broker of $1,577,141. There were no cash equivalents held by the Fund as of March 31, 2012 and December 31, 2011.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized appreciation position of $1,840,417 and $650,012, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended March 31, 2012 and 2011.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2012 and 2011, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$71,991,293	$99,997,110
Currency Futures Contracts (Level 1)	$1,840,417	$650,012

There were no Level 2 or Level 3 holdings as of March 31, 2012 and December 31, 2011.

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2012 and 2011

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Shares Sold	800,000	200,000	$21,504,974	$5,666,870
Shares Redeemed	(1,200,000)	(200,000)	(32,355,908)	(5,446,300)

Net Increase (Decrease)	(400,000)	—	$(10,850,934)	$220,570

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2012, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2012 and 2011. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2012	March 31, 2011
Net Asset Value
Net asset value per Share, beginning of period	$26.88	$27.05
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.60	1.19
Net investment income (loss)	(0.05)	(0.05)

Net income (loss)	0.55	1.14
Net asset value per Share, end of period	$27.43	$28.19

Market value per Share, beginning of period	$26.85	$27.10

Market value per Share, end of period	$27.43	$28.14

Ratio to average Net Assets*
Net investment income (loss)	(0.81)%	(0.67)%

Total expenses	0.83%	0.80%

Total Return, at net asset value **	2.05%	4.21%

Total Return, at market value **	2.16%	3.84%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Overview/Introduction

The Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Excess Return, the “Short Index” or the “Index”, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in short positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®“). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”) which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

Performance Summary

This Report covers the three months ended March 31, 2012 and 2011 (hereinafter referred to as the “Three Months Ended March 31, 2012” and the “Three Months Ended March 31, 2011”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract Returns for the Three Months Ended March 31, 2012 and 2011” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract

Returns for the Three Months Ended March 31, 2012 and 2011

Underlying Index	Aggregate returns for the SHORT INDEX-TR
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
DX Contract	2.23%	4.44%

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

Operating Activities

Net cash flow provided by operating activities was $28.8 million and $12.1 million for the Three Months Ended March 31, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2012, $72.0 million was paid to purchase United States Treasury Obligations and $100.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2011, $136.0 million was paid to purchase United States Treasury Obligations and $142.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $1.20 million and $0.01 million during the Three Months Ended March 31, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(10.9) million and $0.2 million during the Three Months Ended March 31, 2012 and 2011, respectively. This included $21.5 million and $5.7 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2012 and 2011, respectively.

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

MARCH 31, 2012 AND 2011

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS INCLUDING THOSE DESCRIBED UNDER ITEM 1A. – “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Fund Share Price Performance

For the Three Months Ended March 31, 2012, the NYSE Arca market value of each Share increased 2.16% from $26.85 per Share to $27.43 per Share. The Share price low and high for the Three Months Ended March 31, 2012 and related change from the Share price on December 30, 2011 was as follows: Shares traded from a low of $26.50 per Share (-1.30%) on January 13, 2012 to a high of $27.60 per Share (+2.79%) on February 28, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2012, the net asset value of each Share increased 2.05% from $26.88 per Share to $27.43 per Share. Gains in the short DX Contract position during the Three Months March 31, 2011 contributed to a 2.23% increase in the level of the Short Index-TR.

Net income for the Three Months Ended March 31, 2012 was $2.0 million, resulting from $0.01 million of interest income, net realized gains of $1.0 million, net unrealized gains of $1.2 million and operating expenses of $0.2 million.

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

Value at risk, (VaR), is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (1 day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$93,332,157	0.60%	$1,309,562	3

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$102,224,263	0.60%	$1,417,329	4

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, filed February 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2012	1,200,000	$26.96
Three Months Ended March 31, 2011	200,000	$27.23

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Bearish Index Fund—March 31, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB US Dollar Bearish Fund—March 31, 2012, (iii) the Schedule of Investments of PowerShares DB US Dollar Bearish Fund—December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB US Dollar Bearish Fund—Three Months Ended March 31,

2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Bearish Fund—Three Months Ended March 31, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Bearish Fund—Three Months Ended March 31, 2011, (vii) the Unaudited Statements of Cash Flows—Three Months Ended March 31, 2012 and 2011, (viii) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Bearish Fund, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bearish Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

Dated: May 9, 2012	By:	/S/ MICHAEL GILLIGAN
	Name: Title:	Michael Gilligan Principal Financial Officer