Form 10-Q
period 2012-03-31
PowerShares DB US Dollar Index Trust; PowerShares DB US Dollar Index Bullish Fund
filed 2012-05-09
CIK 1371571, 1383151

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

Indicate the number of outstanding Shares as of March 31, 2012: 57,800,000 Shares.

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund

Statements of Financial Condition

March 31, 2012 (unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,228,815,795 and $1,825,976,593 respectively)	$1,228,877,989	$1,825,952,743
Cash held by broker	62,147,613	75,582,258
Net unrealized appreciation (depreciation) on futures contracts	(24,100,951)	(11,182,804)

Deposits with broker	1,266,924,651	1,890,352,197

Total assets	$1,266,924,651	$1,890,352,197

Liabilities
Management fee payable	$822,945	$1,082,387
Brokerage fee payable	3,665	2,456

Total liabilities	826,610	1,084,843

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	(124)	(102)

Total General shares	876	898

Shares:
Paid in capital—57,800,000 and 84,200,000 redeemable Shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,201,176,291	1,782,819,138
Accumulated earnings (deficit)	64,920,874	106,447,318

Total Shares	1,266,097,165	1,889,266,456

Total shareholders’ equity	1,266,098,041	1,889,267,354

Total liabilities and equity	$1,266,924,651	$1,890,352,197

Net asset value per share
General shares	$21.90	$22.45
Shares	$21.90	$22.44

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Schedule of Investments

March 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due April 5, 2012	1.97%	$24,999,950	$25,000,000
U.S. Treasury Bills, 0.07% due April 12, 2012	2.84	35,999,712	36,000,000
U.S. Treasury Bills, 0.1% due April 19, 2012	4.98	62,998,866	63,000,000
U.S. Treasury Bills, 0.065% due April 26, 2012	0.63	7,999,824	8,000,000
U.S. Treasury Bills, 0.05% due May 3, 2012	3.40	42,998,624	43,000,000
U.S. Treasury Bills, 0.085% due May 24, 2012	22.98	290,979,921	291,000,000
U.S. Treasury Bills, 0.115% due May 31, 2012	0.87	10,999,054	11,000,000
U.S. Treasury Bills, 0.08% due June 7, 2012	1.10	13,998,530	14,000,000
U.S. Treasury Bills, 0.095% due June 14, 2012	13.19	166,980,461	167,000,000
U.S. Treasury Bills, 0.095% due June 21, 2012	41.07	519,931,360	520,000,000
U.S. Treasury Bills, 0.085% due June 28, 2012	4.03	50,991,687	51,000,000

Total United States Treasury Obligations (cost $1,228,815,795)	97.06%	$1,228,877,989

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Dollar Index (15,801 contracts, settlement date June 18, 2012)	(1.90)%	$(24,100,951)

Net Unrealized Depreciation on Futures Contracts	(1.90)%	$(24,100,951)

Net unrealized depreciation is comprised entirely of unrealized losses of $24,100,951.

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

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31, 2012	March 31, 2011
Income
Interest Income	$79,991	$289,748

Expenses
Management Fee	2,847,145	1,702,930
Brokerage Commissions and Fees	265,809	113,529

Total Expenses	3,112,954	1,816,459

Net investment income (loss)	(3,032,963)	(1,526,711)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(17,038)	8,018
Futures	(25,644,362)	(41,894,061)

Net realized gain (loss)	(25,661,400)	(41,886,043)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	86,044	(4,793)
Futures	(12,918,147)	1,543,643

Net change in unrealized gain (loss)	(12,832,103)	1,538,850

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(38,493,503)	(40,347,193)

Net Income (Loss)	$(41,526,466)	$(41,873,904)

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,000	$(102)	$898	84,200,000	$1,782,819,138	$106,447,318	$1,889,266,456	$1,889,267,354

Sale of Shares					17,400,000	387,274,124		387,274,124	387,274,124

Redemption of Shares					(43,800,000)	(968,916,971)		(968,916,971)	(968,916,971)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(3,032,962)	(3,032,962)	(3,032,963)

Net realized gain (loss) on United States Treasury Obligations and Futures			(14)	(14)			(25,661,386)	(25,661,386)	(25,661,400)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(7)	(7)			(12,832,096)	(12,832,096)	(12,832,103)

Net Income (Loss)			(22)	(22)			(41,526,444)	(41,526,444)	(41,526,466)

Balance at March 31, 2012	40	$1,000	$(124)	$876	57,800,000	$1,201,176,291	$64,920,874	$1,266,097,165	$1,266,098,041

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

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net Income (Loss)	$(41,526,466)	$(41,873,904)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,364,750,730)	(853,755,498)
Proceeds from securities sold and matured	1,961,974,731	987,990,973
Net accretion of discount on United States Treasury Obligations	(80,241)	(289,748)
Net realized (gain) loss on United States Treasury Obligations	17,038	(8,018)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	12,832,103	(1,538,850)
Change in operating receivables and liabilities:
Management fee payable	(259,442)	(152,368)
Brokerage fee payable	1,209	10,779

Net cash provided by (used for) operating activities	568,208,202	90,383,366

Cash flows from financing activities:
Proceeds from sale of Shares	387,274,124	57,120,124
Redemption of Shares	(968,916,971)	(146,936,402)

Net cash provided by (used for) financing activities	(581,642,847)	(89,816,278)

Net change in cash held by broker	(13,434,645)	567,088
Cash held by broker at beginning of period	75,582,258	97,074,248

Cash held by broker at end of period	$62,147,613	$97,641,336

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

The Fund does not employ leverage. As of March 31, 2012 and December 31, 2011, the Fund had $1,266,924,651 (or 100%) and $1,890,352,197 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $20,857,320 (or 1.65%) and $55,373,220 (or 2.93%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts. For additional information, please see the unaudited Schedule of Investments as of March 31, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2012 and 2011, the Fund incurred Management Fees of $2,847,145 and $1,702,930, respectively. As of March 31, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $822,945 and $1,082,387, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2012 and 2011, the Fund incurred brokerage fees of $265,809 and $113,529, respectively. As of March 31, 2012 and December 31, 2011, brokerage fees payable were $3,665 and $2,456, respectively.

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

March 31, 2012

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2012 and December 31, 2011 were holdings of $20,857,320 and $55,373,220, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2012, the Fund had cash held by the Commodity Broker of $62,147,613 of which $24,100,951 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2011, the Fund had cash held by the Commodity Broker of $75,582,258 of which $11,182,804 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of March 31, 2012 and December 31, 2011.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized depreciation position of $24,100,951 and of $11,182,804, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$1,228,877,989	$1,825,952,743
Currency Futures Contracts (Level 1)	$(24,100,951)	$(11,182,804)

There were no Level 2 or Level 3 holdings as of March 31, 2012 and December 31, 2011.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2012 and 2011

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Shares Sold	17,400,000	2,600,000	$387,274,124	$57,120,124
Shares Redeemed	(43,800,000)	(6,600,000)	(968,916,971)	(146,936,402)

Net Increase / (Decrease)	(26,400,000)	(4,000,000)	$(581,642,847)	$(89,816,278)

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2012	March 31, 2011
Net Asset Value
Net Asset Value per Share, beginning of period	$22.44	$22.77
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.50)	(0.98)
Net investment income (loss)	(0.04)	(0.04)

Net income (loss)	(0.54)	(1.02)
Net asset value per Share, end of period	$21.90	$21.75

Market value per Share, beginning of period	$22.47	$22.71

Market value per Share, end of period	$21.91	$21.79

Ratio to average Net Assets*
Net investment income (loss)	(0.80)%	(0.67)%

Total expenses	0.83%	0.80%

Total Return, at net asset value**	(2.41)%	(4.48)%

Total Return, at market value**	(2.49)%	(4.05)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return and Underlying DX Contract

Returns for the Three Months Ended March 31, 2012 and 2011

Underlying Index	Aggregate returns for the LONG INDEX-TR
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
DX Contract	(2.18)%	(4.38)%

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

Operating Activities

Net cash flow provided by operating activities was $568.2 million and $90.4 million for the Three Months Ended March 31, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2012, $1,364.8 million was paid to purchase United States Treasury Obligations and $1,962.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2011, $853.8 million was paid to purchase United States Treasury Obligations and $988.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $12.8 million and increased by $1.5 million during the Three Months Ended March 31, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow used for financing activities was $581.6 million and $89.8 million during the Three Months Ended March 31, 2012 and 2011, respectively. This included $387.3 million and $57.1 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2012 and 2011, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Fund Share Price Performance

For the Three Months Ended March 31, 2012, the NYSE Arca market value of each Share decreased 2.49% from $22.47 per Share to $21.91 per Share. The Share price high and low for the Three Months Ended March 31, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a high of $22.75 per Share (+1.25%) on January 13, 2012 to a low of $21.78 per Share (-3.07%) on February 28, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2012, the net asset value of each Share decreased 2.41% from $22.44 per Share to $21.90 per Share. Depreciation in the price of the long DX Contracts during the Three Months Ended March 31, 2011 contributed to a 2.18% decrease in the level of the Long Index-TR.

Net loss for the Three Months Ended March 31, 2012 was $41.5 million, resulting from $0.1 million of interest income, net realized loss of $25.7 million, net unrealized loss of $12.8 million and operating expenses of $3.1 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$1,266,924,651	0.61%	$17,939,653	16

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$1,890,352,197	0.60%	$26,625,021	9

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2012	43,800,000	$22.12
Three Months Ended March 31, 2011	6,600,000	$22.26

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Bullish Index Fund - March 31, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB US Dollar Bullish Fund - March 31, 2012, (iii) the Schedule of Investments of PowerShares DB US Dollar Bullish Fund–December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB US Dollar Bullish Fund - Three Months Ended March 31, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Bullish Fund–Three Months Ended March 31, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Bullish Fund–Three Months Ended March 31, 2011, (vii) the Unaudited Statements of Cash Flows–Three Months Ended March 31, 2012 and 2011, (viii) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Bullish Fund.

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