Form 10-Q
period 2012-06-30
PowerShares DB US Dollar Index Trust; PowerShares DB US Dollar Index Bullish Fund
filed 2012-08-03
CIK 1371571, 1383151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of outstanding Shares as of June 30, 2012: 51,400,000 Shares.

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund

Statements of Financial Condition

June 30, 2012 (unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,086,825,723 and $1,825,976,593 respectively)	$1,086,865,907	$1,825,952,743
Cash held by broker	78,308,568	75,582,258
Net unrealized appreciation (depreciation) on futures contracts	(9,352,983)	(11,182,804)

Deposits with broker	1,155,821,492	1,890,352,197

Total assets	$1,155,821,492	$1,890,352,197

Liabilities
Management fee payable	$744,845	$1,082,387
Brokerage fee payable	1	2,456

Total liabilities	744,846	1,084,843

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	(101)	(102)

Total General shares	899	898

Shares:
Paid in capital—51,400,000 and 84,200,000 redeemable Shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,059,080,557	1,782,819,138
Accumulated earnings (deficit)	95,995,190	106,447,318

Total Shares	1,155,075,747	1,889,266,456

Total shareholders’ equity	1,155,076,646	1,889,267,354

Total liabilities and equity	$1,155,821,492	$1,890,352,197

Net asset value per share
General shares	$22.48	$22.45
Shares	$22.47	$22.44

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Schedule of Investments

June 30, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.04% due July 5, 2012	0.17%	$1,999,994	$2,000,000
U.S. Treasury Bills, 0.055% due July 12, 2012	0.78	8,999,856	9,000,000
U.S. Treasury Bills, 0.05% due July 19, 2012	5.46	62,998,866	63,000,000
U.S. Treasury Bills, 0.06% due July 26, 2012	0.69	7,999,816	8,000,000
U.S. Treasury Bills, 0.075% due August 2, 2012	1.47	16,999,337	17,000,000
U.S. Treasury Bills, 0.085% due August 23, 2012	15.58	179,989,020	180,000,000
U.S. Treasury Bills, 0.085% due August 30, 2012	5.28	60,995,242	61,000,000
U.S. Treasury Bills, 0.075% due September 6, 2012	5.19	59,992,860	60,000,000
U.S. Treasury Bills, 0.085% due September 13, 2012	14.46	166,974,616	167,000,000
U.S. Treasury Bills, 0.095% due September 20, 2012	39.82	459,928,240	460,000,000
U.S. Treasury Bills, 0.095% due September 27, 2012	5.19	59,988,060	60,000,000

Total United States Treasury Obligations (cost $1,086,825,723)	94.09%	$1,086,865,907

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Dollar Index (13,985 contracts, settlement date September 17, 2012)	(0.81)%	$(9,352,983)

Net Unrealized Depreciation on Futures Contracts	(0.81)%	$(9,352,983)

Net unrealized depreciation is comprised entirely of unrealized losses of $9,352,983.

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

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income
Interest Income	$241,083	$160,108	$321,074	$449,856

Expenses
Management Fee	2,277,727	1,886,288	5,124,872	3,589,218
Brokerage Commissions and Fees	211,849	137,681	477,658	251,210

Total Expenses	2,489,576	2,023,969	5,602,530	3,840,428

Net investment income (loss)	(2,248,493)	(1,863,861)	(5,281,456)	(3,390,572)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	2,302	7,946	(14,736)	15,964
Futures	18,594,572	(30,902,478)	(7,049,790)	(72,796,539)

Net realized gain (loss)	18,596,874	(30,894,532)	(7,064,526)	(72,780,575)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(22,010)	3,498	64,034	(1,295)
Futures	14,747,968	10,101,692	1,829,821	11,645,335

Net change in unrealized gain (loss)	14,725,958	10,105,190	1,893,855	11,644,040

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	33,322,832	(20,789,342)	(5,170,671)	(61,136,535)

Net Income (Loss)	$31,074,339	$(22,653,203)	$(10,452,127)	$(64,527,107)

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at April 1, 2012	40	$1,000	$(124)	$876	57,800,000	$1,201,176,291	$64,920,874	$1,266,097,165	$1,266,098,041

Sale of Shares					8,400,000	191,265,484		191,265,484	191,265,484

Redemption of Shares					(14,800,000)	(333,361,218)		(333,361,218)	(333,361,218)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(2,248,489)	(2,248,489)	(2,248,493)

Net realized gain (loss) on United States Treasury Obligations and Futures			10	10			18,596,864	18,596,864	18,596,874

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			17	17			14,725,941	14,725,941	14,725,958

Net Income (Loss)			23	23			31,074,316	31,074,316	31,074,339

Balance at June 30, 2012	40	$1,000	$(101)	$899	51,400,000	$1,059,080,557	$95,995,190	$1,155,075,747	$1,155,076,646

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

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2012

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2012	40	$1,000	$(102)	$898	84,200,000	$1,782,819,138	$106,447,318	$1,889,266,456	$1,889,267,354

Sale of Shares					25,800,000	578,539,608		578,539,608	578,539,608

Redemption of Shares					(58,600,000)	(1,302,278,189)		(1,302,278,189)	(1,302,278,189)

Net Income (Loss)

Net investment income (loss)			(5)	(5)			(5,281,451)	(5,281,451)	(5,281,456)

Net realized gain (loss) on United States Treasury Obligations and Futures			(4)	(4)			(7,064,522)	(7,064,522)	(7,064,526)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			10	10			1,893,845	1,893,845	1,893,855

Net Income (Loss)			1	1			(10,452,128)	(10,452,128)	(10,452,127)

Balance at June 30, 2012	40	$1,000	$(101)	$899	51,400,000	$1,059,080,557	$95,995,190	$1,155,075,747	$1,155,076,646

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

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net Income (Loss)	$(10,452,127)	$(64,527,107)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(2,501,512,473)	(2,011,642,258)
Proceeds from securities sold and matured	3,240,969,931	1,870,988,679
Net accretion of discount on United States Treasury Obligations	(321,324)	(449,856)
Net realized (gain) loss on United States Treasury Obligations	14,736	(15,964)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(1,893,855)	(11,644,040)
Change in operating receivables and liabilities:
Management fee payable	(337,542)	(19,795)
Brokerage fee payable	(2,455)	(7,469)

Net cash provided by (used for) operating activities	726,464,891	(217,317,810)

Cash flows from financing activities:
Proceeds from sale of Shares	578,539,608	516,305,658
Redemption of Shares	(1,302,278,189)	(363,550,674)

Net cash provided by (used for) financing activities	(723,738,581)	152,754,984

Net change in cash held by broker	2,726,310	(64,562,826)
Cash held by broker at beginning of period	75,582,258	97,074,248

Cash held by broker at end of period	$78,308,568	$32,511,422

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

June 30, 2012

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

This Report covers the three months ended June 30, 2012 and 2011 (hereinafter referred to as the “Three Months Ended June 30, 2012” and the “Three Months Ended June 30, 2011”, respectively) and the six months ended June 30, 2012 and 2011 (hereinafter referred to as the “Six Months Ended June 30, 2012” and the “Six Months Ended June 30, 2011”, respectively).

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

The Fund does not employ leverage. As of June 30, 2012 and December 31, 2011, the Fund had $1,155,821,492 (or 100%) and $1,890,352,197 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $18,460,200 (or 1.60%) and $55,373,220 (or 2.93%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts. For additional information, please see the unaudited Schedule of Investments as of June 30, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2012 and 2011, the Fund incurred Management Fees of $2,277,727 and $1,886,288, respectively. Management Fees incurred during the Six Months Ended June 30, 2012 and 2011 by the Fund were $5,124,872 and $3,589,218, respectively. As of June 30, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $744,845 and $1,082,387, respectively.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2012 and 2011, the Fund incurred brokerage fees of $211,849 and $137,681, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2012 and 2011 by the Fund were $477,658 and $251,210, respectively. As of June 30, 2012 and December 31, 2011, brokerage fees payable were $1 and $2,456, respectively.

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

June 30, 2012

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

There were no Level 2 or Level 3 holdings as of June 30, 2012 and December 31, 2011.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2012 and December 31, 2011 were holdings of $18,460,200 and $55,373,220, respectively, which were restricted and held against initial margin of the open futures contracts.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2012, the Fund had cash held by the Commodity Broker of $78,308,568 of which $9,352,983 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2011, the Fund had cash held by the Commodity Broker of $75,582,258 of which $11,182,804 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of June 30, 2012 and December 31, 2011.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized depreciation position of $9,352,983 and $11,182,804, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2012 and 2011 and the Six Months Ended June 30, 2012 and 2011.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2012 and 2011 and the Six Months Ended June 30, 2012 and 2011, the Fund did not incur such expenses.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$1,086,865,907	$1,825,952,743
Currency Futures Contracts (Level 1)	$(9,352,983)	$(11,182,804)

There were no Level 2 or Level 3 holdings as of June 30, 2012 and December 31, 2011.

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

June 30, 2012

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended June 30, 2012 and 2011

and the Six Months Ended June 30, 2012 and 2011

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Shares Sold	8,400,000	21,600,000	$191,265,484	$459,185,534	25,800,000	24,200,000	$578,539,608	$516,305,658
Shares Redeemed	(14,800,000)	(10,200,000)	(333,361,218)	(216,614,272)	(58,600,000)	(16,800,000)	(1,302,278,189)	(363,550,674)

Net Increase/(Decrease)	(6,400,000)	11,400,000	$(142,095,734)	$242,571,262	(32,800,000)	7,400,000	$(723,738,581)	$152,754,984

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2012, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2012 and 2011 and for the Six Months Ended June 30, 2012 and 2011. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$21.90	$21.75	$22.44	$22.77
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.61	(0.50)	0.12	(1.48)
Net investment income (loss)	(0.04)	(0.04)	(0.09)	(0.08)

Net income (loss)	0.57	(0.54)	0.03	(1.56)
Net asset value per Share, end of period	$22.47	$21.21	$22.47	$21.21

Market value per Share, beginning of period	$21.91	$21.79	$22.47	$22.71

Market value per Share, end of period	$22.47	$21.22	$22.47	$21.22

Ratio to average Net Assets*
Net investment income (loss)	(0.74)%	(0.74)%	(0.78)%	(0.71)%

Total expenses	0.82%	0.80%	0.82%	0.80%

Total Return, at net asset value **	2.60%	(2.48)%	0.13%	(6.85)%

Total Return, at market value **	2.56%	(2.62)%	0.00%	(6.56)%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Subsequent Events

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

There are no regularly scheduled adjustments or rebalancing of the USDX®. The USDX® has only been adjusted once, when the Euro was introduced as the common currency for the European Union (EU) bloc of countries. Without any other adjustments, the combination of components and their respective weightings in the USDX® have yielded performance results similar to other commonly used US dollar indexes, whether those index methodologies are based on trade weights or capital flow weights.

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

Performance Summary

This Report covers the three months ended June 30, 2012 and 2011 (hereinafter referred to as the “Three Months Ended June 30, 2012” and the “Three Months Ended June 30, 2011”, respectively) and the six months ended June 30, 2012 and 2011 (hereinafter referred to as the “Six Months Ended June 30, 2012” and the “Six Months Ended June 30, 2011”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return and Underlying DX Contract Returns for the Three Months Ended June 30, 2012 and 2011 and the Six Months Ended June 30, 2012 and 2011” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Long Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return and Underlying DX Contract

Returns for the Three Months Ended June 30, 2012 and 2011

and the Six Months Ended June 30, 2012 and 2011

Underlying Index	Aggregate returns for the LONG INDEX-TR
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
DX Contract	2.84%	(2.37)%	0.60%	(6.65)%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $726.5 million and $(217.3) million for the Six Months Ended June 30, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2012, $2,501.5 million was paid to purchase United States Treasury Obligations and $3,241.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2011, $2,011.6 million was paid to purchase United States Treasury Obligations and $1,871.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $1.9 million and $11.6 million during the Six Months Ended June 30, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(723.7) million and $152.8 million during the Six Months Ended June 30, 2012 and 2011, respectively. This included $578.5 million and $516.3 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2012 and 2011, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011 AND THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

JUNE 30, 2012 AND 2011 AND THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

For the Three Months Ended June 30, 2012, the NYSE Arca market value of each Share increased 2.56% from $21.91 per Share to $22.47 per Share. The Share price low and high for the Three Months Ended June 30, 2012 and related change from the Share price on March 31, 2012 was as follows: Shares traded from a low of $21.81 per Share (-0.46%) on April 30, 2012 to a high of $22.99 per Share (+4.93%) on May 31, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2012, the net asset value of each Share increased 2.60% from $21.90 per Share to $22.47 per Share. Appreciation in the price of the long DX Contracts during the Three Months Ended June 30, 2012 contributed to a 2.84% increase in the level of the Long Index-TR.

Net income for the Three Months Ended June 30, 2012 was $31.1 million, resulting from $0.3 million of interest income, net realized gain of $18.6 million, net unrealized gains of $14.7 million and operating expenses of $2.5 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

For the Six Months Ended June 30, 2012, the NYSE Arca market value of each Share was unchanged at $22.47 per Share. The Share price high and low for the Six Months Ended June 30, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a high of $22.99 per Share (+2.31%) on May 31, 2012 to a low of $21.78 per Share (-3.07%) on February 28, 2012.

For the Six Months Ended June 30, 2011, the NYSE Arca market value of each Share decreased 6.56% from $22.71 per Share to $21.22 per Share. The Share price high and low for the Six Months Ended June 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $23.36 per Share (+2.86%) on January 7, 2012 to a low of $20.95 per Share (-7.75%) on April 29, 2011.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2012, the net asset value of each Share increased 0.13% from $22.44 per Share to $22.47 per Share. Appreciation in the price of the long DX Contracts during the Six Months Ended June 30, 2012 contributed to a 0.60% increase in the level of the Long Index-TR.

Net loss for the Six Months Ended June 30, 2012 was $10.5 million, resulting from $0.3 million of interest income, net realized loss of $7.0 million, net unrealized gains of $1.8 million and operating expenses of $5.6 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$1,086,865,907	0.57%	$16,732,393	6

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$1,890,352,197	0.60%	$26,625,021	9

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2012	14,800,000	$22.52
Three Months Ended June 30, 2011	10,200,000	$21.24

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Index Bullish Fund - June 30, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB US Dollar Index Bullish Fund - June 30, 2012, (iii) the Schedule of Investments of PowerShares DB US Dollar Index Bullish Fund - December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB US Dollar Index Bullish Fund - Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund - Three Months Ended June 30, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund - Three Months Ended June 30, 2011, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund - Six Months Ended June 30, 2012, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund - Six Months Ended June 30, 2011, (ix) the Unaudited Statements of Cash Flows of PowerShares DB US Dollar Index Bullish Fund - Six Months Ended June 30, 2012 and 2011, and (x) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Index Bullish Fund.

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

Dated: August 3, 2012