Form 10-Q
period 2012-06-30
PowerShares DB US Dollar Index Trust; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2012-08-03
CIK 1371571, 1383149

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

Indicate the number of outstanding Shares as of June 30, 2012: 2,800,000 Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund

Statements of Financial Condition

June 30, 2012 (unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $56,989,092 and $99,998,496 respectively)	$56,991,331	$99,997,110
Cash held by broker	17,104,022	1,577,141
Net unrealized appreciation (depreciation) on futures contracts	488,989	650,012

Deposits with broker	74,584,342	102,224,263

Total assets	$74,584,342	$102,224,263

Liabilities
Management fee payable	$46,927	$68,624
Brokerage fee payable	89	2,123

Total liabilities	47,016	70,747

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	65	75

Total General shares	1,065	1,075

Shares:
Paid in capital—2,800,000 and 3,800,000 redeemable Shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	72,845,654	99,488,230
Accumulated earnings (deficit)	1,690,607	2,664,211

Total Shares	74,536,261	102,152,441

Total shareholders’ equity	74,537,326	102,153,516

Total liabilities and equity	$74,584,342	$102,224,263

Net asset value per share
General shares	$26.62	$26.88
Shares	$26.62	$26.88

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Schedule of Investments

June 30, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.055% due July 12, 2012	1.34%	$999,984	$1,000,000
U.S. Treasury Bills, 0.05% due July 19, 2012	1.34	999,982	1,000,000
U.S. Treasury Bills, 0.095% due August 16, 2012	2.68	1,999,894	2,000,000
U.S. Treasury Bills, 0.085% due August 23, 2012	5.37	3,999,756	4,000,000
U.S. Treasury Bills, 0.085% due September 13, 2012	1.34	999,848	1,000,000
U.S. Treasury Bills, 0.095% due September 20, 2012	44.27	32,994,852	33,000,000
U.S. Treasury Bills, 0.095% due September 27, 2012	20.12	14,997,015	15,000,000

Total United States Treasury Obligations (cost $56,989,092)	76.46%	$56,991,331

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (911 contracts, settlement date September 17, 2012)*	0.66%	$488,989

Net Unrealized Appreciation on Futures Contracts	0.66%	$488,989

Net unrealized appreciation is comprised entirely of unrealized gains of $488,989.

*	Positions represent futures contracts sold.

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

Net unrealized appreciation is comprised entirely of unrealized gains of $650,012.

*	Positions represent futures contracts sold.

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income
Interest Income	$14,720	$29,739	$18,440	$76,617

Expenses
Management Fee	161,631	306,150	342,612	586,904
Brokerage Commissions and Fees	10,275	15,186	28,841	33,903

Total Expenses	171,906	321,336	371,453	620,807

Net investment income (loss)	(157,186)	(291,597)	(353,013)	(544,190)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	434	1,056	(74)	1,149
Futures	(1,430,642)	5,453,095	(463,129)	11,853,294

Net realized gain (loss)	(1,430,208)	5,454,151	(463,203)	11,854,443

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(2,035)	(4,627)	3,625	(1,136)
Futures	(1,351,428)	(2,021,837)	(161,023)	(2,019,615)

Net change in unrealized gain (loss)	(1,353,463)	(2,026,464)	(157,398)	(2,020,751)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(2,783,671)	3,427,687	(620,601)	9,833,692

Net Income (Loss)	$(2,940,857)	$3,136,090	$(973,614)	$9,289,502

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2012

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at April 1, 2012	40	$1,000	$97	$1,097	3,400,000	$88,637,296	$4,631,432	$93,268,728	$93,269,825

Sale of Shares					200,000	5,265,336		5,265,336	5,265,336

Redemption of Shares					(800,000)	(21,056,978)		(21,056,978)	(21,056,978)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(157,185)	(157,185)	(157,186)

Net realized gain (loss) on United States Treasury Obligations and Futures			(16)	(16)			(1,430,192)	(1,430,192)	(1,430,208)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(15)	(15)			(1,353,448)	(1,353,448)	(1,353,463)

Net Income (Loss)			(32)	(32)			(2,940,825)	(2,940,825)	(2,940,857)

Balance at June 30, 2012	40	$1,000	$65	$1,065	2,800,000	$72,845,654	$1,690,607	$74,536,261	$74,537,326

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

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,000	$75	$1,075	3,800,000	$99,488,230	$2,664,211	$102,152,441	$102,153,516

Sale of Shares					1,000,000	26,770,310		26,770,310	26,770,310

Redemption of Shares					(2,000,000)	(53,412,886)		(53,412,886)	(53,412,886)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(353,010)	(353,010)	(353,013)

Net realized gain (loss) on United States Treasury Obligations and Futures			(5)	(5)			(463,198)	(463,198)	(463,203)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(2)	(2)			(157,396)	(157,396)	(157,398)

Net Income (Loss)			(10)	(10)			(973,604)	(973,604)	(973,614)

Balance at June 30, 2012	40	$1,000	$65	$1,065	2,800,000	$72,845,654	$1,690,607	$74,536,261	$74,537,326

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

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net Income (Loss)	$(973,614)	$9,289,502
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(133,970,703)	(281,944,914)
Proceeds from securities sold and matured	176,998,495	289,999,014
Net accretion of discount on United States Treasury Obligations	(18,462)	(76,617)
Net realized (gain) loss on United States Treasury Obligations	74	(1,149)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	157,398	2,020,751
Change in operating receivables and liabilities:
Management fee payable	(21,697)	(1,336)
Brokerage fee payable	(2,034)	(3,071)

Net cash provided by (used for) operating activities	42,169,457	19,282,180

Cash flows from financing activities:
Proceeds from sale of Shares	26,770,310	34,636,558
Redemption of Shares	(53,412,886)	(39,945,456)

Net cash provided by (used for) financing activities	(26,642,576)	(5,308,898)

Net change in cash held by broker	15,526,881	13,973,282
Cash held by broker at beginning of period	1,577,141	7,442,536

Cash held by broker at end of period	$17,104,022	$21,415,818

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

The Fund does not employ leverage. As of June 30, 2012 and December 31, 2011, the Fund had $74,584,342 (or 100%) and $102,224,263 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $1,202,520 (or 1.61%) and $3,016,440 (or 2.95%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions on DX Contracts. For additional information, please see the unaudited Schedule of Investments as of June 30, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2012 and 2011, the Fund incurred Management Fees of $161,631 and $306,150, respectively. Management Fees incurred during the Six Months Ended June 30, 2012 and 2011 by the Fund were $342,612 and $586,904, respectively. As of June 30, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $46,927 and $68,624, respectively.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2012 and 2011, the Fund incurred brokerage fees of $10,275 and $15,186, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2012 and 2011 by the Fund were $28,841 and $33,903, respectively. As of June 30, 2012 and December 31, 2011, brokerage fees payable were $89 and $2,123, respectively.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2012 and December 31, 2011 were holdings of $1,202,520 and $3,016,440, respectively, which were restricted and held against initial margin of the open futures contracts.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2012, the Fund had $17,104,022 of cash held with the Commodity Broker. As of December 31, 2011, the Fund had $1,577,141 of cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of June 30, 2012 and December 31, 2011.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized appreciation position of $488,989 and $650,012, respectively.

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$56,991,331	$99,997,110
Currency Futures Contracts (Level 1)	$488,989	$650,012

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

June 30, 2012

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Shares Sold	200,000	1,000,000	$5,265,336	$28,969,688	1,000,000	1,200,000	$26,770,310	$34,636,558
Shares Redeemed	(800,000)	(1,200,000)	(21,056,978)	(34,499,156)	(2,000,000)	(1,400,000)	(53,412,886)	(39,945,456)

Net Increase (Decrease)	(600,000)	(200,000)	$(15,791,642)	$(5,529,468)	(1,000,000)	(200,000)	$(26,642,576)	$(5,308,898)

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$27.43	$28.19	$26.88	$27.05
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.76)	0.65	(0.16)	1.84
Net investment income (loss)	(0.05)	(0.05)	(0.10)	(0.10)

Net income (loss)	(0.81)	0.60	(0.26)	1.74
Net asset value per Share, end of period	$26.62	$28.79	$26.62	$28.79

Market value per Share, beginning of period	$27.43	$28.14	$26.85	$27.10

Market value per Share, end of period	$26.59	$28.76	$26.59	$28.76

Ratio to average Net Assets*
Net investment income (loss)	(0.73)%	(0.71)%	(0.78)%	(0.69)%

Total expenses	0.80%	0.79%	0.82%	0.79%

Total Return, at net asset value **	(2.95)%	2.13%	(0.97)%	6.43%

Total Return, at market value **	(3.06)%	2.20%	(0.97)%	6.13%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Subsequent Events

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

June 30, 2012

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

Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract

Returns for the Three Months Ended June 30, 2012 and 2011 and the Six Months Ended June 30, 2012 and 2011

Underlying Index	Aggregate returns for the SHORT INDEX-TR
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
DX Contract	(2.76)%	2.33%	(0.59)%	6.87%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $42.2 million and $19.3 million for the Six Months Ended June 30, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2012, $134.0 million was paid to purchase United States Treasury Obligations and $177.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2011, $281.9 million was paid to purchase United States Treasury Obligations and $290.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $0.2 million and $2.0 million during the Six Months Ended June 30, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(26.6) million and $(5.3) million during the Six Months Ended June 30, 2012 and 2011, respectively. This included $26.8 million and $34.6 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2012 and 2011, respectively.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

For the Three Months Ended June 30, 2012, the NYSE Arca market value of each Share decreased 3.06% from $27.43 per Share to $26.59 per Share. The Share price high and low for the Three Months Ended June 30, 2012 and related change from the Share price on March 31, 2012 was as follows: Shares traded from a high of $27.50 per Share (+0.26%) on April 27, 2012, April 30, 2012 and May 1, 2012, to a low of $26.03 per Share (-5.10%) on May 31, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2012, the net asset value of each Share decreased 2.95% from $27.43 per Share to $26.62 per Share. Losses in the short DX Contract position (i.e. gains in the value of the DX Contract) during the Three Months June 30, 2012 contributed to a 2.76% decrease in the level of the Short Index-TR.

Net loss for the Three Months Ended June 30, 2012 was $2.9 million, resulting from $0.01 million of interest income, net realized losses of $1.4 million, net unrealized losses of $1.3 million and operating expenses of $0.2 million.

For the Three Months Ended June 30, 2011, the net asset value of each Share increased 2.13% from $28.19 per Share to $28.79 per Share. Gains in the short DX Contract position (i.e. losses in the value of the DX Contract) during the Three Months June 30, 2011 contributed to a 2.33% increase in the level of the Short Index-TR.

Net income for the Three Months Ended June 30, 2011 was $3.1 million, resulting from $0.03 million of interest income, net realized gains of $5.4 million, net unrealized losses of $2.0 million and operating expenses of $0.3 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

For the Six Months Ended June 30, 2012, the NYSE Arca market value of each Share decreased 0.97% from $26.85 per Share to $26.59 per Share. The Share price high and low for the Six Months Ended June 30, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a high of $27.60 per Share (+2.79%) on February 28, 2012 to a low of $26.03 per Share (-3.05%) on May 31, 2012.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2012, the net asset value of each Share decreased 0.97% from $26.88 per Share to $26.62 per Share. Losses in the short DX Contract position (i.e. gains in the value of the DX Contract) during the Six Months Ended June 30, 2012 contributed to a 0.59% decrease in the level of the Short Index-TR.

Net loss for the Six Months Ended June 30, 2012 was $1.0 million, resulting from $0.01 million of interest income, net realized losses of $0.5 million, net unrealized losses of $0.2 million and operating expenses of $0.3 million.

For the Six Months Ended June 30, 2011, the net asset value of each Share increased 6.43% from $27.05 per Share to $28.79 per Share. Gains in the short DX Contract position (i.e. losses in the value of the DX Contract) during the Six Months Ended June 30, 2011 contributed to a 6.87% increase in the level of the Short Index-TR.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$74,584,342	0.58%	$1,052,793	3

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$102,224,263	0.60%	$1,417,329	4

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2012	800,000	$26.32
Three Months Ended June 30, 2011	1,200,000	$28.75

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Index Bearish Fund - June 30, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund - June 30, 2012, (iii) the Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund - December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB US Dollar Index Bearish Fund - Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Three Months Ended June 30, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Three Months Ended June 30, 2011, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Six Months Ended June 30, 2012, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Six Months Ended June 30, 2011, (ix) the Unaudited Statements of Cash Flows of PowerShares DB US Dollar Index Bearish Fund - Six Months Ended June 30, 2012 and 2011, and (x) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Index Bearish Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bearish Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

Dated: August 3, 2012	By:	/S/ MICHAEL GILLIGAN
	Name: Title:	Michael Gilligan Principal Financial Officer