Form 10-Q
period 2012-09-30
PowerShares DB US Dollar Index Trust; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2012-11-02
CIK 1371571, 1383149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of outstanding Shares as of September 30, 2012: 3,200,000 Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2012

ROM

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund

Statements of Financial Condition

September 30, 2012 (unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $66,985,370 and $99,998,496 respectively)	$66,987,969	$99,997,110
Cash held by broker	20,746,032	1,577,141
Net unrealized appreciation (depreciation) on futures contracts	(697,597)	650,012

Deposits with broker	87,036,404	102,224,263

Total assets	$87,036,404	$102,224,263

Liabilities
Management fee payable	$97,066	$68,624
Brokerage fee payable	423	2,123

Total liabilities	97,489	70,747

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	87	75

Total General shares	1,087	1,075

Shares:
Paid in capital—3,200,000 and 3,800,000 redeemable Shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	83,667,471	99,488,230
Accumulated earnings (deficit)	3,270,357	2,664,211

Total Shares	86,937,828	102,152,441

Total shareholders’ equity	86,938,915	102,153,516

Total liabilities and equity	$87,036,404	$102,224,263

Net asset value per share
General shares	$27.18	$26.88
Shares	$27.17	$26.88

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Schedule of Investments

September 30, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 11, 2012	1.15%	$999,987	$1,000,000
U.S. Treasury Bills, 0.08% due October 18, 2012	1.15	999,970	1,000,000
U.S. Treasury Bills, 0.11% due November 15, 2012	2.30	1,999,826	2,000,000
U.S. Treasury Bills, 0.105% due November 23, 2012	4.60	3,999,572	4,000,000
U.S. Treasury Bills, 0.1% due December 13, 2012	1.15	999,838	1,000,000
U.S. Treasury Bills, 0.105% due December 20, 2012	43.70	37,993,236	38,000,000
U.S. Treasury Bills, 0.11% due December 27, 2012	23.00	19,995,540	20,000,000

Total United States Treasury Obligations (cost $66,985,370)	77.05%	$66,987,969

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Dollar Index (1,122 contracts, settlement date December 17, 2012)*	(0.80)%	$(697,597)

Net Unrealized Depreciation on Futures Contracts	(0.80)%	$(697,597)

Net unrealized depreciation is comprised entirely of unrealized losses of $697,597.

*	Positions represent futures contracts sold.

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

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income
Interest Income	$13,623	$12,399	$32,063	$89,016

Expenses
Management Fee	143,617	278,443	486,229	865,347
Brokerage Commissions and Fees	14,774	25,563	43,615	59,466

Total Expenses	158,391	304,006	529,844	924,813

Net investment income (loss)	(144,768)	(291,607)	(497,781)	(835,797)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	226	2,129	152	3,278
Futures	2,910,540	(4,774,219)	2,447,411	7,079,075

Net realized gain (loss)	2,910,766	(4,772,090)	2,447,563	7,082,353

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	360	(5,616)	3,985	(6,752)
Futures	(1,186,586)	(2,652,851)	(1,347,609)	(4,672,466)

Net change in unrealized gain (loss)	(1,186,226)	(2,658,467)	(1,343,624)	(4,679,218)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	1,724,540	(7,430,557)	1,103,939	2,403,135

Net Income (Loss)	$1,579,772	$(7,722,164)	$606,158	$1,567,338

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at July 1, 2012	40	$1,000	$65	$1,065	2,800,000	$72,845,654	$1,690,607	$74,536,261	$74,537,326

Sale of Shares					600,000	16,287,382		16,287,382	16,287,382

Redemption of Shares					(200,000)	(5,465,565)		(5,465,565)	(5,465,565)

Net Income (Loss)

Net investment income (loss)			(6)	(6)			(144,762)	(144,762)	(144,768)

Net realized gain (loss) on United States Treasury Obligations and Futures			53	53			2,910,713	2,910,713	2,910,766

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(25)	(25)			(1,186,201)	(1,186,201)	(1,186,226)

Net Income (Loss)			22	22			1,579,750	1,579,750	1,579,772

Balance at September 30, 2012	40	$1,000	$87	$1,087	3,200,000	$83,667,471	$3,270,357	$86,937,828	$86,938,915

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at July 1, 2011	40	$1,000	$152	$1,152	5,400,000	$143,508,528	$11,941,333	$155,449,861	$155,451,013

Sale of Shares					3,200,000	88,921,542		88,921,542	88,921,542

Redemption of Shares					(4,000,000)	(111,311,542)		(111,311,542)	(111,311,542)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(291,603)	(291,603)	(291,607)

Net realized gain (loss) on United States Treasury Obligations and Futures			(27)	(27)			(4,772,063)	(4,772,063)	(4,772,090)

Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			(31)	(31)			(2,658,436)	(2,658,436)	(2,658,467)

Net Income (Loss)			(62)	(62)			(7,722,102)	(7,722,102)	(7,722,164)

Balance at September 30, 2011	40	$1,000	$90	$1,090	4,600,000	$121,118,528	$4,219,231	$125,337,759	$125,338,849

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,000	$75	$1,075	3,800,000	$99,488,230	$2,664,211	$102,152,441	$102,153,516

Sale of Shares					1,600,000	43,057,692		43,057,692	43,057,692

Redemption of Shares					(2,200,000)	(58,878,451)		(58,878,451)	(58,878,451)

Net Income (Loss)

Net investment income (loss)			(9)	(9)			(497,772)	(497,772)	(497,781)

Net realized gain (loss) on United States Treasury Obligations and Futures			48	48			2,447,515	2,447,515	2,447,563

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(27)	(27)			(1,343,597)	(1,343,597)	(1,343,624)

Net Income (Loss)			12	12			606,146	606,146	606,158

Balance at September 30, 2012	40	$1,000	$87	$1,087	3,200,000	$83,667,471	$3,270,357	$86,937,828	$86,938,915

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$82	$1,082	5,600,000	$148,817,426	$2,651,901	$151,469,327	$151,470,409

Sale of Shares					4,400,000	123,558,100		123,558,100	123,558,100

Redemption of Shares					(5,400,000)	(151,256,998)		(151,256,998)	(151,256,998)

Net Income (Loss)

Net investment income (loss)			(11)	(11)			(835,786)	(835,786)	(835,797)

Net realized gain (loss) on United States Treasury Obligations and Futures			95	95			7,082,258	7,082,258	7,082,353

Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			(76)	(76)			(4,679,142)	(4,679,142)	(4,679,218)

Net Income (Loss)			8	8			1,567,330	1,567,330	1,567,338

Balance at September 30, 2011	40	$1,000	$90	$1,090	4,600,000	$121,118,528	$4,219,231	$125,337,759	$125,338,849

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net Income (Loss)	$606,158	$1,567,338
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(205,952,546)	(487,933,912)
Proceeds from securities sold and matured	238,997,909	518,998,146
Net accretion of discount on United States Treasury Obligations	(32,085)	(89,016)
Net realized (gain) loss on United States Treasury Obligations	(152)	(3,278)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	1,343,624	4,679,218
Change in operating receivables and liabilities:
Management fee payable	28,442	(13,995)
Brokerage fee payable	(1,700)	(4,122)

Net cash provided by (used for) operating activities	34,989,650	37,200,379

Cash flows from financing activities:
Proceeds from sale of Shares	43,057,692	123,558,100
Redemption of Shares	(58,878,451)	(151,256,998)

Net cash provided by (used for) financing activities	(15,820,759)	(27,698,898)

Net change in cash held by broker	19,168,891	9,501,481
Cash held by broker at beginning of period	1,577,141	7,442,536

Cash held by broker at end of period	$20,746,032	$16,944,017

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements

September 30, 2012

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

This Report covers the three months ended September 30, 2012 and 2011 (hereinafter referred to as the “Three Months Ended September 30, 2012” and the “Three Months Ended September 30, 2011”, respectively) and the nine months ended September 30, 2012 and 2011 (hereinafter referred to as the “Nine Months Ended September 30, 2012” and the “Nine Months Ended September 30, 2011”, respectively).

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

The Fund does not employ leverage. As of September 30, 2012 and December 31, 2011, the Fund had $87,036,404 (or 100%) and $102,224,263 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $1,925,352 (or 2.21%) and $3,016,440 (or 2.95%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions on DX Contracts. For additional information, please see the unaudited Schedule of Investments as of September 30, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2012 and 2011, the Fund incurred Management Fees of $143,617 and $278,443, respectively. Management Fees incurred during the Nine Months Ended September 30, 2012 and 2011 by the Fund were $486,229 and $865,347, respectively. As of September 30, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $97,066 and $68,624, respectively.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2012

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2012 and 2011, the Fund incurred brokerage fees of $14,774 and $25,563, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2012 and 2011 by the Fund were $43,615 and $59,466, respectively. As of September 30, 2012 and December 31, 2011, brokerage fees payable were $423 and $2,123, respectively.

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

September 30, 2012

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years, entities are required to disclose the following:

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

There were no Level 2 or Level 3 holdings as of September 30, 2012 and December 31, 2011.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2012 and December 31, 2011 were holdings of $1,925,352 and $3,016,440, respectively, which were restricted and held against initial margin of the open futures contracts.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2012

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2012, the Fund had $20,746,032 of cash held with the Commodity Broker, of which $697,597 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2011, the Fund had $1,577,141 of cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of September 30, 2012 and December 31, 2011.

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

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States 2009.

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized depreciation position of $697,597 and a net unrealized appreciation position of $650,012, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2012 and 2011 and the Nine Months Ended September 30, 2012 and 2011.

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

September 30, 2012

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2012 and 2011 and the Nine Months Ended September 30, 2012 and 2011, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$66,987,969	$99,997,110
Currency Futures Contracts (Level 1)	$(697,597)	$650,012

There were no Level 2 or Level 3 holdings as of September 30, 2012 and December 31, 2011.

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

September 30, 2012

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2012 and 2011 and

the Nine Months Ended September 30, 2012 and 2011

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Shares Sold	600,000	3,200,000	$16,287,382	$88,921,542	1,600,000	4,400,000	$43,057,692	$123,558,100
Shares Redeemed	(200,000)	(4,000,000)	(5,465,565)	(111,311,542)	(2,200,000)	(5,400,000)	(58,878,451)	(151,256,998)

Net Increase (Decrease)	400,000	(800,000)	$10,821,817	$(22,390,000)	(600,000)	(1,000,000)	$(15,820,759)	$(27,698,898)

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2012, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2012 and 2011 and for the Nine Months Ended September 30, 2012 and 2011. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2012

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$26.62	$28.79	$26.88	$27.05
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.60	(1.48)	0.44	0.35
Net investment income (loss)	(0.05)	(0.06)	(0.15)	(0.15)

Net income (loss)	0.55	(1.54)	0.29	0.20
Net asset value per Share, end of period	$27.17	$27.25	$27.17	$27.25

Market value per Share, beginning of period	$26.59	$28.76	$26.85	$27.10

Market value per Share, end of period	$27.17	$28.16	$27.17	$28.16

Ratio to average Net Assets*
Net investment income (loss)	(0.75)%	(0.79)%	(0.77)%	(0.72)%

Total expenses	0.83%	0.82%	0.82%	0.80%

Total Return, at net asset value **	2.07%	(5.35)%	1.08%	0.74%

Total Return, at market value **	2.18%	(5.56)%	1.19%	0.22%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Performance Summary

This Report covers the three months ended September 30, 2012 and 2011 (hereinafter referred to as the “Three Months Ended September 30, 2012” and the “Three Months Ended September 30, 2011”, respectively) and the nine months ended September 30, 2012 and 2011 (hereinafter referred to as the “Nine Months Ended September 30, 2012” and the “Nine Months Ended September 30, 2011”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract Returns for the Three Months Ended September 30, 2012 and 2011 and the Nine Months Ended September 30, 2012 and 2011” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract

Returns for the Three Months Ended September 30, 2012 and 2011

and the Nine Months Ended September 30, 2012 and 2011

Underlying Index	Aggregate returns for the SHORT INDEX-TR
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
DX Contract	2.26%	(5.08)%	1.66%	1.44%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $35.0 million and $37.2 million for the Nine Months Ended September 30, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2012, $206.0 million was paid to purchase United States Treasury Obligations and $239.0 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2011, $487.9 million was paid to purchase United States Treasury Obligations and $519.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $1.3 million and $4.7 million during the Nine Months Ended September 30, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(15.8) million and $(27.7) million during the Nine Months Ended September 30, 2012 and 2011, respectively. This included $43.1 million and $123.6 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2012 and 2011, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The Fund was launched on February 15, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index– Excess Return, the “Short Index” or the “Index”, over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “UDN”), (ii) the Fund’s NAV (as reflected by the graph “UDNNV”), and (iii) the closing levels of the Index (as reflected by the graph “USDDNX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

SEPTEMBER 30, 2012 AND 2011 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

For the Three Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 2.18% from $26.59 per Share to $27.17 per Share. The Share price low and high for the Three Months Ended September 30, 2012 and related change from the Share price on June 30, 2012 was as follows: Shares traded from a low of $25.85 per Share (-2.78%) on July 24, 2012, to a high of $27.54 per Share (+3.57%) on September 14, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2012, the net asset value of each Share increased 2.07% from $26.62 per Share to $27.17 per Share. Gains in the short DX Contract position (i.e. losses in the value of the DX Contract) during the Three Months September 30, 2012 contributed to a 2.26% increase in the level of the Short Index-TR.

Net income for the Three Months Ended September 30, 2012 was $1.6 million, resulting from $0.01 million of interest income, net realized gain of $2.9 million, net unrealized loss of $1.2 million and operating expenses of $0.1 million.

For the Three Months Ended September 30, 2011, the net asset value of each Share decreased 5.35% from $28.79 per Share to $27.25 per Share. Losses in the short DX Contract position (i.e. gains in the value of the DX Contract) during the Three Months September 30, 2011 contributed to a 5.08% decrease in the level of the Short Index-TR.

Net loss for the Three Months Ended September 30, 2011 was $7.7 million, resulting from $0.1 million of interest income, net realized losses of $4.8 million, net unrealized losses of $2.7 million and operating expenses of $0.3 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

For the Nine Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 1.19% from $26.85 per Share to $27.17 per Share. The Share price low and high for the Nine Months Ended September 30, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $25.85 per Share (-3.72%) on July 24, 2012 to a high of $27.60 per Share (+2.79%) on February 28, 2012.

For the Nine Months Ended September 30, 2011, the NYSE Arca market value of each Share increased 3.91% from $27.10 per Share to $28.16 per Share. The Share price low and high for the Nine Months Ended September 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $26.34 per Share (-2.80%) on January 7, 2011 to a high of $29.21 per Share (+7.79%) on April 29, 2011.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2012, the net asset value of each Share increased 1.08% from $26.88 per Share to $27.17 per Share. Gains in the short DX Contract position (i.e. losses in the value of the DX Contract) during the Nine Months Ended September 30, 2012 contributed to a 1.66% increase in the level of the Short Index-TR.

Net income for the Nine Months Ended September 30, 2012 was $0.6 million, resulting from $0.03 million of interest income, net realized gain of $2.4 million, net unrealized loss of $1.3 million and operating expenses of $0.5 million.

For the Nine Months Ended September 30, 2011, the net asset value of each Share increased 0.74% from $27.05 per Share to $27.25 per Share. Gains in the short DX Contract (i.e. losses in the value of the DX Contract) position during the Nine Months Ended September 30, 2011 contributed to a 1.44% increase in the level of the Short Index-TR.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$87,036,404	0.52%	$1,057,087	3

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$102,224,263	0.60%	$1,417,329	4

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Martin Kremenstein, its Chief Executive Officer, and Michael Gilligan, its Chief Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Martin Kremenstein, the Chief Executive Officer, and Michael Gilligan, the Chief Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2012	200,000	$27.33
Three Months Ended September 30, 2011	4,000,000	$27.83

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Index Bearish Fund - September 30, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund - September 30, 2012, (iii) the Schedule of Investments of PowerShares DB US Dollar Index Bearish Fund - December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB US Dollar Index Bearish Fund - Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Three Months Ended September 30, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Three Months Ended September 30, 2011, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Nine Months Ended September 30, 2012, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bearish Fund - Nine Months Ended September 30, 2011, (ix) the Unaudited Statements of Cash Flows of PowerShares DB US Dollar Index Bearish Fund - Nine Months Ended September 30, 2012 and 2011, and (x) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Index Bearish Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bearish Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ MARTIN KREMENSTEIN
Name:	Martin Kremenstein
Title:	Chief Executive Officer

Dated: November 2, 2012	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Chief Financial Officer