Form 10-Q
period 2012-09-30
PowerShares DB US Dollar Index Trust; PowerShares DB US Dollar Index Bullish Fund
filed 2012-11-02
CIK 1371571, 1383151

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

Indicate the number of outstanding Shares as of September 30, 2012: 46,000,000 Shares.

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund

Statements of Financial Condition

September 30, 2012 (unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $966,823,557 and $1,825,976,593 respectively)	$966,861,253	$1,825,952,743
Cash held by broker	36,566,260	75,582,258
Net unrealized appreciation (depreciation) on futures contracts	6,061,481	(11,182,804)

Deposits with broker	1,009,488,994	1,890,352,197

Total assets	$1,009,488,994	$1,890,352,197

Liabilities
Management fee payable	$1,386,354	$1,082,387
Brokerage fee payable	96	2,456

Total liabilities	1,386,450	1,084,843

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	(123)	(102)

Total General shares	877	898

Shares:
Paid in capital—46,000,000 and 84,200,000 redeemable Shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	940,252,355	1,782,819,138
Accumulated earnings (deficit)	67,849,312	106,447,318

Total Shares	1,008,101,667	1,889,266,456

Total shareholders’ equity	1,008,102,544	1,889,267,354

Total liabilities and equity	$1,009,488,994	$1,890,352,197

Net asset value per share
General shares	$21.93	$22.45
Shares	$21.92	$22.44

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Schedule of Investments

September 30, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.105% due October 4, 2012	0.20%	$1,999,992	$2,000,000
U.S. Treasury Bills, 0.09% due October 11, 2012	1.88	18,999,753	19,000,000
U.S. Treasury Bills, 0.08% due October 18, 2012	6.25	62,998,110	63,000,000
U.S. Treasury Bills, 0.055% due October 25, 2012	0.79	7,999,704	8,000,000
U.S. Treasury Bills, 0.1% due November 1, 2012	1.69	16,999,201	17,000,000
U.S. Treasury Bills, 0.105% due November 23, 2012	10.22	102,988,979	103,000,000
U.S. Treasury Bills, 0.105% due November 29, 2012	8.73	87,991,376	88,000,000
U.S. Treasury Bills, 0.1% due December 6, 2012	4.17	41,994,246	42,000,000
U.S. Treasury Bills, 0.1% due December 13, 2012	16.56	166,972,946	167,000,000
U.S. Treasury Bills, 0.105% due December 20, 2012	42.05	423,924,528	424,000,000
U.S. Treasury Bills, 0.11% due December 27, 2012	3.37	33,992,418	34,000,000

Total United States Treasury Obligations (cost $966,823,557)	95.91%	$966,861,253

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (12,490 contracts, settlement date December 17, 2012)	0.60%	$6,061,481

Net Unrealized Appreciation on Futures Contracts	0.60%	$6,061,481

Net unrealized appreciation is comprised of unrealized gains of $6,065,680 and unrealized losses of $4,199.

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

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income
Interest Income	$237,240	$109,542	$558,314	$559,398

Expenses
Management Fee	2,134,942	2,064,158	7,259,814	5,653,376
Brokerage Commissions and Fees	185,830	187,610	663,488	438,820

Total Expenses	2,320,772	2,251,768	7,923,302	6,092,196

Net investment income (loss)	(2,083,532)	(2,142,226)	(7,364,988)	(5,532,798)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	2,260	6,409	(12,476)	22,373
Futures	(41,476,604)	21,536,908	(48,526,394)	(51,259,631)

Net realized gain (loss)	(41,474,344)	21,543,317	(48,538,870)	(51,237,258)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(2,488)	(25,229)	61,546	(26,524)
Futures	15,414,464	37,477,752	17,244,285	49,123,087

Net change in unrealized gain (loss)	15,411,976	37,452,523	17,305,831	49,096,563

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(26,062,368)	58,995,840	(31,233,039)	(2,140,695)

Net Income (Loss)	$(28,145,900)	$56,853,614	$(38,598,027)	$(7,673,493)

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2012

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2012	40	$1,000	$(101)	$899	51,400,000	$1,059,080,557	$95,995,190	$1,155,075,747	$1,155,076,646

Sale of Shares					5,400,000	120,897,618		120,897,618	120,897,618

Redemption of Shares					(10,800,000)	(239,725,820)		(239,725,820)	(239,725,820)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(2,083,531)	(2,083,531)	(2,083,532)

Net realized gain (loss) on United States Treasury Obligations and Futures			(22)	(22)			(41,474,322)	(41,474,322)	(41,474,344)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			1	1			15,411,975	15,411,975	15,411,976

Net Income (Loss)			(22)	(22)			(28,145,878)	(28,145,878)	(28,145,900)

Balance at September 30, 2012	40	$1,000	$(123)	$877	46,000,000	$940,252,355	$67,849,312	$1,008,101,667	$1,008,102,544

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

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2012

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2012	40	$1,000	$(102)	$898	84,200,000	$1,782,819,138	$106,447,318	$1,889,266,456	$1,889,267,354

Sale of Shares					31,200,000	699,437,226		699,437,226	699,437,226

Redemption of Shares					(69,400,000)	(1,542,004,009)		(1,542,004,009)	(1,542,004,009)

Net Income (Loss)

Net investment income (loss)			(6)	(6)			(7,364,982)	(7,364,982)	(7,364,988)

Net realized gain (loss) on United States Treasury Obligations and Futures			(26)	(26)			(48,538,844)	(48,538,844)	(48,538,870)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			11	11			17,305,820	17,305,820	17,305,831

Net Income (Loss)			(21)	(21)			(38,598,006)	(38,598,006)	(38,598,027)

Balance at September 30, 2012	40	$1,000	$(123)	$877	46,000,000	$940,252,355	$67,849,312	$1,008,101,667	$1,008,102,544

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

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net Income (Loss)	$(38,598,027)	$(7,673,493)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(3,503,265,992)	(3,362,535,654)
Proceeds from securities sold and matured	4,362,965,116	2,943,985,939
Net accretion of discount on United States Treasury Obligations	(558,564)	(559,398)
Net realized (gain) loss on United States Treasury Obligations	12,476	(22,373)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(17,305,831)	(49,096,563)
Change in operating receivables and liabilities:
Management fee payable	303,967	55,863
Brokerage fee payable	(2,360)	(7,717)

Net cash provided by (used for) operating activities	803,550,785	(475,853,396)

Cash flows from financing activities:
Proceeds from sale of Shares	699,437,226	1,350,461,476
Change in Receivable for Shares issued	—	(13,353,144)
Change in Payable for Shares redeemed	—	13,353,144
Redemption of Shares	(1,542,004,009)	(622,113,310)

Net cash provided by (used for) financing activities	(842,566,783)	728,348,166

Net change in cash held by broker	(39,015,998)	252,494,770
Cash held by broker at beginning of period	75,582,258	97,074,248

Cash held by broker at end of period	$36,566,260	$349,569,018

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

The Fund does not employ leverage. As of September 30, 2012 and December 31, 2011, the Fund had $1,009,488,994 (or 100%) and $1,890,352,197 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $21,432,840 (or 2.12%) and $55,373,220 (or 2.93%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts. For additional information, please see the unaudited Schedule of Investments as of September 30, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2012 and 2011, the Fund incurred Management Fees of $2,134,942 and $2,064,158, respectively. Management Fees incurred during the Nine Months Ended September 30, 2012 and 2011 by the Fund were $7,259,814 and $5,653,376, respectively. As of September 30, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $1,386,354 and $1,082,387, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2012 and 2011, the Fund incurred brokerage fees of $185,830 and $187,610, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2012 and 2011 by the Fund were $663,488 and $438,820, respectively. As of September 30, 2012 and December 31, 2011, brokerage fees payable were $96 and $2,456, respectively.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2012 and December 31, 2011 were holdings of $21,432,840 and $55,373,220, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2012, the Fund had cash held by the Commodity Broker of $36,566,260. As of December 31, 2011, the Fund had cash held by the Commodity Broker of $75,582,258 of which $11,182,804 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of September 30, 2012 and December 31, 2011.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized appreciation position of $6,061,481 and a net unrealized depreciation position of $11,182,804, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$966,861,253	$1,825,952,743
Currency Futures Contracts (Level 1)	$6,061,481	$(11,182,804)

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Shares Sold	5,400,000	38,200,000	$120,897,618	$834,155,818	31,200,000	62,400,000	$699,437,226	$1,350,461,476
Shares Redeemed	(10,800,000)	(12,200,000)	(239,725,820)	(258,562,636)	(69,400,000)	(29,000,000)	(1,542,004,009)	(622,113,310)

Net Increase/(Decrease)	(5,400,000)	26,000,000	$(118,828,202)	$575,593,182	(38,200,000)	33,400,000	$(842,566,783)	$728,348,166

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$22.47	$21.21	$22.44	$22.77
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.51)	1.09	(0.39)	(0.39)
Net investment income (loss)	(0.04)	(0.04)	(0.13)	(0.12)

Net income (loss)	(0.55)	1.05	(0.52)	(0.51)
Net asset value per Share, end of period	$21.92	$22.26	$21.92	$22.26

Market value per Share, beginning of period	$22.47	$21.22	$22.47	$22.71

Market value per Share, end of period	$21.92	$21.31	$21.92	$22.31

Ratio to average Net Assets*
Net investment income (loss)	(0.73)%	(0.77)%	(0.76)%	(0.73)%

Total expenses	0.82%	0.81%	0.82%	0.81%

Total Return, at net asset value **	(2.45)%	4.95%	(2.32)%	(2.24)%

Total Return, at market value **	(2.45)%	5.14%	(2.45)%	(1.76)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Underlying Index	Aggregate returns for the LONG INDEX-TR
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
DX Contract	(2.29)%	5.26%	(1.71)%	(1.74)%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $803.6 million and $(475.9) million for the Nine Months Ended September 30, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2012, $3,503.3 million was paid to purchase United States Treasury Obligations and $4,363.0 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2011, $3,362.5 million was paid to purchase United States Treasury Obligations and $2,944.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $17.3 million and $49.1 million during the Nine Months Ended September 30, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(842.6) million and $728.3 million during the Nine Months Ended September 30, 2012 and 2011, respectively. This included $699.4 million and $1,350.5 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2012 and 2011, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

For the Three Months Ended September 30, 2012, the NYSE Arca market value of each Share decreased 2.45% from $22.47 per Share to $21.92 per Share. The Share price high and low for the Three Months Ended September 30, 2012 and related change from the Share price on June 30, 2012 was as follows: Shares traded from a high of $23.10 per Share (+2.80%) on July 24, 2012 to a low of $21.64 per Share (-3.69%) on September 14, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2012, the net asset value of each Share decreased 2.45% from $22.47 per Share to $21.92 per Share. Depreciation in the price of the long DX Contracts during the Three Months Ended September 30, 2012 contributed to a 2.29% decrease in the level of the Long Index-TR.

Net loss for the Three Months Ended September 30, 2012 was $28.1 million, resulting from $0.2 million of interest income, net realized loss of $41.4 million, net unrealized gain of $15.4 million and operating expenses of $2.3 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

For the Nine Months Ended September 30, 2012, the NYSE Arca market value of each Share decreased 2.45% from $22.47 per Share to $21.92. The Share price high and low for the Nine Months Ended September 30, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a high of $23.10 per Share (+2.80%) on July 24, 2012 to a low of $21.64 per Share (-3.69%) on September 14, 2012.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2012, the net asset value of each Share decreased 2.32% from $22.44 per Share to $21.92 per Share. Depreciation in the price of the long DX Contracts during the Nine Months Ended September 30, 2012 contributed to a 1.71% decrease in the level of the Long Index-TR.

Net loss for the Nine Months Ended September 30, 2012 was $38.6 million, resulting from $0.5 million of interest income, net realized loss of $48.5 million, net unrealized gains of $17.3 million and operating expenses of $7.9 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$1,009,448,994	0.52%	$12,177,966	6

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$1,890,352,197	0.60%	$26,625,021	9

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2012	10,800,000	$22.20
Three Months Ended September 30, 2011	12,200,000	$21.19

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Index Bullish Fund - September 30, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB US Dollar Index Bullish Fund - September 30, 2012, (iii) the Schedule of Investments of PowerShares DB US Dollar Index Bullish Fund - December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB US Dollar Index Bullish Fund - Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund - Three Months Ended September 30, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund - Three Months Ended September 30, 2011, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund - Nine Months Ended September 30, 2012, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund - Nine Months Ended September 30, 2011, (ix) the Unaudited Statements of Cash Flows of PowerShares DB US Dollar Index Bullish Fund - Nine Months Ended September 30, 2012 and 2011, and (x) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Index Bullish Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bullish Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ MARTIN KREMENSTEIN
Name: Title:	Martin Kremenstein Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name: Title:	Michael Gilligan Chief Financial Officer

Dated: November 2, 2012