Form 10-K
period 2012-12-31
PowerShares DB US Dollar Index Trust; PowerShares DB US Dollar Index Bullish Fund
filed 2013-02-22
CIK 1371571, 1383151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $1,154,958,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2013: 29,200,000

i

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

ii

PART I

ITEM 1.	BUSINESS

Organization

PowerShares DB US Dollar Index Bullish Fund (the “Fund”), a separate series of PowerShares DB US Dollar Index Trust (the “Trust”), a Delaware statutory trust organized in two separate series, was formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

Fund Investment Overview

The Fund establishes long positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Excess Return (the “Long Index” or the “Index”), over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in long positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency,” and collectively, the “Index Currencies”) which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

The Fund does not employ leverage. As of December 31, 2012 and December 31, 2011, the Fund had $689,599,034 (or 100%) and $1,890,352,197 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $9,427,000 (or 1.37%) and $55,373,220 (or 2.93%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts. For additional information, please see the audited Schedule of Investments as of December 31, 2012 and 2011 for details of the Fund’s portfolio holdings.

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

Please see http://www.dbxus.com with respect to the most recently available weighted composition of the Fund and the composition of the Index on the Base Date.

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

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the Trustee of the Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The Trustee is compensated by the Managing Owner. Under the Trust Agreement, the Managing Owner, from the assets of the Fund, will indemnify the Trustee for any liability or expense relating to the ongoing operations and termination of the Fund incurred without gross negligence or willful misconduct of the Trustee.

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

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5883.

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

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

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade1 for the Years Ended December 31, 2012, 2011 and 2010.

The Administrator, Custodian and Transfer Agent

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

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, has an office at 2 Hanson Place, Brooklyn, New York 11217. The Bank of New York Mellon is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System.

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

1	A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

The Administration Agreement will continue in effect unless terminated on at least 90 days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the Administration Agreement upon 30 days’ prior written notice if the Fund has materially failed to perform its obligations under the Administration Agreement.

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

Pursuant to authority in the CEAct, the NFA was formed and registered with the CFTC as a “registered futures association.” At the present time, the NFA is the only non-exchange self-regulatory organization for commodities professionals. NFA members are subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. As the self-regulatory body of the commodities industry, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals who do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers. The Commodity Broker and the Managing Owner are members of the NFA (the Fund is not required to become a member of the NFA).

The CFTC has no authority to regulate trading on foreign commodity exchanges and markets.

Employees

The Fund has no employees.

Available Information

The Fund files with or submits to the SEC annual, quarterly and current reports and other information meeting the informational requirements of the Exchange Act. These reports are available on the Managing Owner’s website at http://www.dbxus.com. Investors may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.

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

As of December 31, 2012, the closing level of the Index experienced a peak-to-valley drawdown of (48.06)% during the period from December 1986 – April 2011.

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

The following table* reflects various measures of volatility** of the Long Index and the Short Index, each as calculated on an excess return basis:

	Volatility
Volatility Type	Long Index	Short Index
Daily volatility over full history	8.90%	8.63%
Average rolling 3 month daily volatility	8.62%	8.31%
Monthly return volatility	8.94%	8.82%
Average annual volatility	8.76%	8.53%

The following table reflects the daily volatility on an annual basis of the Long Index and the Short Index:

Year***	Daily Volatility
	Long Index	Short Index
1986	0.00%	0.00%
1987	9.44%	9.07%
1988	9.62%	9.69%
1989	10.22%	10.20%
1990	8.77%	8.35%
1991	11.53%	11.89%
1992	11.70%	12.06%
1993	9.44%	9.54%
1994	7.83%	7.52%
1995	9.78%	9.55%
1996	4.99%	5.01%
1997	7.59%	7.91%
1998	8.06%	7.94%
1999	7.59%	7.71%
2000	8.77%	9.17%
2001	8.70%	8.56%
2002	7.49%	7.19%
2003	8.44%	8.25%
2004	9.52%	9.23%
2005	8.10%	8.46%
2006	6.95%	6.75%
2007	5.21%	5.08%
2008	11.94%	12.46%
2009	11.39%	9.55%
2010	8.84%	7.30%
2011	9.47%	7.88%
2012	6.67%	5.54%

*	As of December 31, 2012. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index level.

**	Volatility, for these purposes means the following:

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

***	As of December 31.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.05% per annum in the aggregate and selling commissions. For the avoidance of doubt, selling commissions are not included in the Fund’s breakeven calculation. The Fund is expected to earn interest income at an annual rate of 0.07% per annum, based upon the yield on 3-month U.S. Treasury bills as of January 31, 2013. Because the Fund’s current interest income does not exceed its fees and expenses, the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses in order to break-even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then the expenses of the Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

Risks Associated with Forward Agreements and Swap Agreements, Which May be Detrimental to the Value of Your Shares.

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the DX Contracts, the Fund may potentially invest in a forward agreement and/or swap agreement referencing the Index Currencies, which will then subject the Fund (and ultimately the value of your Shares) to certain of the below risks, as applicable.

To the extent the Fund enters into forward contracts (agreements to exchange one currency for another at a future date) on the Index Currencies, these forward contracts are not guaranteed by an exchange or clearinghouse; rather, banks and dealers act as principals in these markets. This exposes the Fund to the creditworthiness of the counterparty, to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Fund to experience delays in liquidating or transferring the relevant forward, or may result in a loss. Furthermore, while the markets for currency forward contracts are not currently regulated by the CFTC nor any banking authority, they may in the future become subject to regulation under the Dodd-Frank Act, a development which may entail increased costs and may result in burdensome reporting or regulatory requirements. There is currently no limitation on the daily price movements of forward contracts. Assets deposited with the counterparty as margin are not currently required under CFTC regulations or any other regulations to be held in a segregated account for the benefit of the Fund. Consequently assets deposited by the Fund with a counterparty as margin may be indistinguishable, for insolvency purposes, from assets of such counterparty and therefore may be subject to creditors’ claims in the event of such counterparty’s insolvency, and not available for timely recall by the Fund. Principals in the forward markets have no obligation to continue to make markets in the forward contracts.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Dodd-Frank Act might limit such forward trading to less than that which may be necessary, to the possible detriment of the Fund and ultimately the value of your Shares.

Swap agreements are typically privately negotiated and may be either over-the-counter derivative products or cleared derivative products. In each case, swaps involve an agreement in which two parties agree to exchange actual or contingent payment streams that may be calculated in relation to the Index Currencies and a particular “notional amount.” Swaps may be subject to various types of risks, including market risk, liquidity risk, structuring risk, tax risk, and the risk of non-performance by the counterparty, including risks relating to the financial soundness and creditworthiness of the counterparty. Swap agreements can take many different forms, may be cleared on a clearinghouse or not cleared and are known by a variety of names. The Fund is not limited to any particular form of swap agreement if, in the commercially reasonable judgment of the Managing Owner, such swap agreements tend to exhibit trading prices that correlate with the DX Contract. A significant factor in the performance of swaps is the change in the value of the Index Currencies, specific interest rates, or other factors that determine the amounts of payments due to and from the counterparties. If a swap calls for payments by the Fund, the Fund must have sufficient cash available to make such payments when due. In addition, to the extent a swap is not cleared on a clearinghouse and a counterparty’s creditworthiness declines, the value of the swap agreement with that counterparty would be likely to decline, potentially resulting in losses to the Fund. The Dodd-Frank Act requires that a substantial portion of swap transactions must be executed in regulated markets and submitted for clearing to regulated clearinghouses. While these provisions are intended in part to reduce counterparty credit risk related to swap transactions and the SEC and the CFTC are in the process of issuing rules and regulations to govern these markets, the success of the Dodd-Frank Act in this respect may not be apparent for several years and will depend on whether the SEC and the CFTC are able to successfully implement these rules and regulations and whether the market will be able to adapt to the ramifications of such rules and regulations.

Risks Associated with Over-the-Counter Transactions May be Detrimental to the Value of Your Shares.

The Dodd-Frank Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.

The Dodd-Frank Act will require that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. Over-the-counter trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC- or CFTC-mandated margin requirements. The regulators also have broad discretion to impose margin requirements on non-cleared over-the-counter derivatives. In addition, the over-the-counter derivative dealers with which the Fund may execute the majority of its over-the-counter derivatives will be subject to clearing and margin requirements, including the requirement to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as they currently are allowed to do. This will further increase the dealers’ costs, which costs are expected to be passed through to other market participants in the form of higher fees and less favorable dealer pricing.

The SEC and CFTC may also require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the over-the-counter markets to be executed through a regulated securities, futures, or swap exchange or execution facility. Such requirements may make it more difficult and costly for investment funds, including the Fund, to enter into certain tailored or customized transactions. They may also render an investment in over-the-counter instruments in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement.

Over-the-counter derivative dealers and major over-the-counter derivatives market participants will be required to register with the SEC and/or CFTC. Dealers and major participants will be subject to a number of requirements, including minimum capital and margin requirements. These requirements may apply irrespective of whether the over-the-counter derivatives in question are exchange-traded or cleared, and may increase the overall costs for over-the-counter derivative dealers, which costs are likely to be passed along, at least partially, to market participants in the form of higher fees or less advantageous dealer marks. The overall impact of the Dodd-Frank Act on the Fund is highly uncertain and it is unclear how the over-the-counter derivatives markets will adapt to this new regulatory regime.

Although the Dodd-Frank Act will require many over-the-counter derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, certain of the derivatives that may be traded by the Fund may remain principal-to-principal or over-the-counter contracts between the Fund and third parties entered into bi-laterally. The risk of counterparty nonperformance can be significant in the case of these over-the-counter instruments, and “bid-ask” spreads may be unusually wide in these heretofore substantially unregulated markets. While the Dodd-Frank Act is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Dodd-Frank Act is fully implemented, a process that may take several years. To the extent not mitigated by implementation of the Dodd-Frank Act, if at all, the risks posed by such instruments may include credit risk from a counterparty’s failure to meet its financial obligations; market and systemic risk; legal risk due to, for example, a party’s legal capacity, the insolvency or bankruptcy; operational risk; inadequate documentation risk; liquidity risk due to inability to prematurely terminate the derivative; concentration risk due to the concentration of closely related risks; and settlement risk.

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

Failure of a Swap Dealer May Adversely Affect Your Shares.

If the Fund invests in one or more swap agreements, the Fund would have credit risk to each of its swap dealer(s) and the clearinghouses on which such swap dealer(s) clear swaps. Moreover, the Fund may, in its sole discretion, maintain all of its cleared swaps positions with a single swap dealer. Where a swap dealer is registered as such with the CFTC, such swap dealer is required by CFTC regulations to segregate from its own assets, and for the sole benefit of its customers (including the Fund), all assets held by a swap dealer in respect of each swap agreement, including an amount equal to the net unrealized gain on all such open cleared swaps. Cleared swaps are marked to market on a daily basis, with variations in value credited or charged to the customer’s account, and any funds received in connection with profits on a swap position belonging to the customer should be treated as the property of the customer and maintained by a swap dealer in a customer segregated account. A swap dealer is also required to deposit its own funds into its customer segregated accounts to the extent necessary to ensure that such accounts do not become under-segregated and that no customer’s excess funds in the segregated account may be used to meet the margin requirements of another customer. In the event of a swap dealer’s financial collapse, insolvency, or bankruptcy, the customer funds held in a swap dealer’s customer segregated accounts, assuming such funds were properly segregated, should be insulated as an identifiable separate pool of assets and, as such, should not be available for distribution to such swap dealer’s general creditors. Under such circumstances, each customer with assets on deposit in such swap dealer’s customer segregated account would receive its pro rata share of such assets. As long as such swap dealer is collecting margin payments from its customers, properly segregating such customer margin payments or advancing its own funds in accordance with CFTC regulations, each customer should receive all of its assets from the customer segregated account. To the extent that any segregated account may be under-margined, however, the deficiency would be shared on a pro rata basis by each customer holding assets in such account. While the Managing Owner will generally seek to utilize swap dealers who have a reputation for maintaining sufficient assets in customer accounts to avoid under-margined accounts, no assurance can be given that the Managing Owner will be able to successfully limit the Fund’s cleared swap positions to swap dealers that fully comply with applicable CFTC regulations.

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

Possibility of Termination of the Fund May Adversely Affect Your Portfolio.

The Managing Owner may withdraw from the Fund upon 120 days’ notice, which would cause the Fund to terminate unless a substitute managing owner were obtained. Owners of 50% of the Shares of the Fund have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in a vehicle that tracks the Index through the fund vehicle will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.

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

An Insolvency Resulting From the other Series in the Trust or the Trust Itself May Have a Material Adverse Effect On the Fund.

The Fund is a series or a part of a Delaware statutory trust. Pursuant to Delaware law, the organization of the Trust provides that the assets and liabilities of the Fund are separate from the assets and liabilities of the other series of the Trust, as well as the larger Trust itself. Though such organization may, under state law, protect the assets of the Fund in an insolvency action brought by the creditors of the other series of the Trust, this may be insufficient to protect the assets of the Fund from such creditors in an insolvency action in Federal court, or in a court in a foreign jurisdiction. Accordingly, an insolvency resulting from the other series in the Trust or the Trust itself may have a material adverse effect on the Fund.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2012	$22.75	$21.78
June 30, 2012	$22.99	$21.81
September 30, 2012	$23.10	$21.64
December 31, 2012	$22.24	$21.64

Quarter ended	High	Low
March 31, 2011	$23.36	$21.65
June 30, 2011	$21.79	$20.95
September 30, 2011	$22.31	$20.93
December 31, 2011	$22.62	$21.15

Holders

As of December 31, 2012, the Fund had 40,529 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the Year Ended December 31, 2012 or for the Year Ended December 31, 2011.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2012, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2012	85,000,000	$22.16
Year Ended December 31, 2011	55,200,000	$21.61
Year Ended December 31, 2010	172,800,000	$23.47

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2012, 2011, 2010, 2009 and 2008 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Interest Income	$746,959	$617,446	$1,150,772	$537,045	$5,997,725
Net investment income (loss)	$(8,905,722)	$(8,849,388)	$(9,928,469)	$(2,663,102)	$3,576,047
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(33,392,417)	$221,818	$47,005,226	$33,451,505	$47,661,517
Net Income (Loss)	$(42,298,139)	$(8,627,570)	$37,076,757	$30,788,403	$51,237,564
Net Income (Loss) per Share	$(0.63)	$(0.33)	$(0.26)	$(1.69)	$1.16
Distribution per Share	$—	$—	$—	$—	$0.17
Net increase (decrease) in cash	$(10,008,684)	$(21,491,990)	$(78,279,042)	$9,842,345	$162,837,170

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Total Assets	$689,599,034	$1,890,352,197	$998,211,778	$3,233,935,922	$311,639,730
Shares NAV	$21.81	$22.44	$22.77	$23.03	$24.72
General Shares NAV	$21.80	$22.45	$22.78	$23.03	$24.73

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended June 30, 2012	For the Three Months Ended September 30, 2012	For the Three Months Ended December 31, 2012
Interest Income	$79,991	$241,083	$237,240	$188,645
Net investment income (loss)	$(3,032,963)	$(2,248,493)	$(2,083,532)	$(1,540,734)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(38,493,503)	$33,322,832	$(26,062,368)	$(2,159,378)
Net Income/(loss)	$(41,526,466)	$31,074,339	$(28,145,900)	$(3,700,112)
Increase/(decrease) in Net Asset Value	$(623,169,313)	$(111,021,395)	$(146,974,102)	$(318,982,488)
Net Income (loss) per Share	$(0.54)	$0.57	$(0.55)	$(0.11)

	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income	$289,748	$160,108	$109,542	$58,048
Net investment income (loss)	$(1,526,711)	$(1,863,861)	$(2,142,226)	$(3,316,590)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(40,347,193)	$(20,789,342)	$58,995,840	$2,362,513
Net Income/(loss)	$(41,873,904)	$(22,653,203)	$56,853,614	$(954,077)
Increase/(decrease) in Net Asset Value	$(131,690,182)	$219,918,059	$632,446,796	$171,089,367
Net Income (loss) per Share	$(1.02)	$(0.54)	$1.05	$0.18

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Fund establishes long positions in certain futures contracts (the “DX Contracts”), with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Excess Return, the Long Index or the Index, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of long positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency,” and collectively, the “Index Currencies”), which comprise the USDX® —Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

General

Under the Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Trust, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Performance Summary

This Report covers the three months ended December 31, 2012, 2011 and 2010 (herein referred to as the “Three Months Ended December 31, 2012”, the “Three Months Ended December 31, 2011” and the “Three Months Ended December 31, 2010”, respectively), the years ended December 31, 2012, 2011 and 2010 (herein referred to as the “Year Ended December 31, 2012”, the “Year Ended December 31, 2011” and the “Year Ended December 31, 2010”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Total Return (Long Index-TR), consists of the Index plus 3-month United States Treasury bills returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Total Return and Underlying DX Contract Returns for the Three Months Ended December 31, 2012, 2011 and 2010 and the Years Ended December 31, 2012, 2011 and 2010” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Long Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract Returns for the Three Months Ended December 31, 2012, 2011 and 2010 and the Years Ended December 31, 2012, 2011 and 2010

	Aggregate returns for the LONG INDEX-TR
Underlying Index	Three Months Ended December 31, 2012	Year Ended December 31, 2012	Three Months Ended December 31, 2011	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Year Ended December 31, 2010
DX Contract	(0.29)%	(1.99)%	1.03%	(0.72)%	0.00%	(0.21)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Total Return (the “Long Index-TR”). The only difference between the Index and the Long Index-TR is that the Index does not include interest income from a hypothetical basket of fixed income securities while the Long Index-TR does include such a component. The difference between the Index and the Long Index-TR is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Long Index-TR. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

In determining fair value of United States Treasury Obligations and currency futures contracts, the Fund uses unadjusted quoted market prices in active markets. Financial Accounting Standards Board (“FASB”) fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 8 for further information.

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

Authorized Participants may also redeem Baskets of Shares. On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 1:00 p.m., Eastern Standard Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow only Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund no later than noon, Eastern Standard Time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in DX Contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by and (used for) operating activities was $1,147.8 million, $(921.9) million, and $2,194.2 million for the Years Ended December 31, 2012, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2012, $4,321.1 million was paid to purchase United States Treasury Obligations and $5,522.9 million was received from sales and maturing contracts. During the Year Ended December 31, 2011, $5,313.5 million was paid to purchase United States Treasury Obligations and $4,403.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $4,720.6 million was paid to purchase United States Treasury Obligations and $6,819.7 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $10.3 million, increased by $2.5 million, and decreased by $59.5 million during the Years Ended December 31, 2012, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(1,157.8) million, $900.4 million, and $(2,272.5) million during the Years Ended December 31, 2012, 2011 and 2010, respectively. This included $725.6 million, $2,093.4 million, and $1,782.5 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2012, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012, 2011 AND 2010, AND THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The Fund was launched on February 15, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Excess Return (the “Long Index” or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “UUP”), (ii) the Fund’s NAV (as reflected by the graph “UUPNV”), and (iii) the closing levels of the Index (as reflected by the graph “USDUPX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

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

DECEMBER 31, 2012, 2011 AND 2010

AND THE THREE MONTHS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

THE MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS MANAGING OWNER, THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE BEEN MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND RELATED PRODUCTS AND MANAGING FUTURES ACCOUNTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Fund Share Price Performance

For the Year Ended December 31, 2012, the NYSE Arca market value of each Share decreased 2.94% from $22.47 per Share to $21.81 per Share. The Share price high and low for the Year Ended December 31, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a high of $23.10 per Share (+2.80%) on July 24, 2012 to a low of $21.64 per Share (-3.69%) on September 14, 2012 and October 17, 2012. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund, on a market value basis was -2.94%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2012, the net asset value of each Share decreased 2.81% from $22.44 per Share to $21.81 per Share. Depreciation in price of the long DX contracts during the Year Ended December 31, 2012 contributed to a 1.99% decrease in the level of the Long Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund on a net asset value basis was -2.81%.

Net loss for the Year Ended December 31, 2012 was $42.3 million, resulting from $0.7 million of interest income, net realized losses of $43.7 million, net change in unrealized gains of $10.3 million and operating expenses of $9.6 million.

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

Net loss for the Year Ended December 31, 2011 was $8.6 million, resulting from $0.6 million of interest income, net realized losses of $2.2 million, net change in unrealized gains of $2.5 million and operating expenses of $9.5 million.

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

Net income for the Year Ended December 31, 2010 was $37.1 million, resulting from $1.2 million of interest income, net realized gains of $106.5 million, net change in unrealized losses of $59.5 million and operating expenses of $11.1 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012, 2011 AND 2010

Fund Share Price Performance

For the Three Months Ended December 31, 2012, the NYSE Arca market value of each Share decreased 0.50% from $21.92 per Share to $21.81 per Share. The Share price high and low for the Three Months Ended December 31, 2012 and related change from the Share price on September 30, 2012 was as follows: Shares traded from a high of $22.24 per Share (+1.46%) on November 16, 2012 to a low of $21.64 per Share (-1.28%) on October 17, 2012. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund, on a market value basis was -0.50%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2012, the net asset value of each Share decreased 0.50% from $21.92 per Share to $21.81 per Share. Depreciation in the price of the long DX contracts during the Three Months Ended December 31, 2012 contributed to a 0.29% decrease in the level of the Long Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return on a net asset value basis for the Fund was –0.50%.

Net loss for the Three Months Ended December 31, 2012 was $3.7 million, resulting from $0.2 million of interest income, net realized gains of $4.8 million, net change in unrealized losses of $7.1 million and operating expenses of $1.6 million.

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

Net loss for the Three Months Ended December 31, 2011 was $1.0 million, resulting from $0.1 million of interest income, net realized gains $48.9 million, net change in unrealized losses of $46.6 million and operating expenses of $3.4 million.

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

Net income for the Three Months Ended December 31, 2010 was $4.8 million, resulting from $0.3 million of interest income, net realized losses $14.7 million, net change in unrealized gains of $21.3 million and operating expenses of $2.1 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$689,599,034	0.42%	$6,738,720	10

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$1,890,352,197	0.60%	$26,625,021	9

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations. The market risk represented by these investments is expected to be immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund’s market risk exposures — except for those disclosures that are statements of historical fact—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Fund. There can be no assurance that the Fund’s current market exposure will not change materially. Investors may lose all or substantially all of their investment in the Fund.

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

We, Martin Kremenstein, Chief Executive Officer, and Michael Gilligan, Chief Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2012.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2012, as stated in their report on page 36 of the Fund’s Annual Report on Form 10-K.

By:	/S/ MARTIN KREMENSTEIN
Name:	Martin Kremenstein
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Chief Financial Officer of the Managing Owner

February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC and Shareholders of

PowerShares DB US Dollar Index Bullish Fund:

We have audited the internal control over financial reporting of PowerShares DB US Dollar Index Bullish Fund (the Fund), a series of the PowerShares DB US Dollar Index Trust, as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

A fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A fund’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the fund are being made only in accordance with authorizations of management and directors of the fund; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PowerShares DB US Dollar Index Bullish Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB US Dollar Index Bullish Fund as of December 31, 2012 and 2011, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC and Shareholders of

PowerShares DB US Dollar Index Bullish Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB US Dollar Index Bullish Fund (the Fund), a series of the PowerShares DB US Dollar Index Trust, as of December 31, 2012 and 2011, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB US Dollar Index Bullish Fund as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB US Dollar Index Bullish Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 22, 2013

PowerShares DB US Dollar Index Bullish Fund

Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $624,930,877 and $1,825,976,593 respectively)	$624,957,014	$1,825,952,743
Cash held by broker	65,573,574	75,582,258
Net unrealized appreciation (depreciation) on futures contracts	(931,554)	(11,182,804)

Deposits with broker	689,599,034	1,890,352,197

Total assets	$689,599,034	$1,890,352,197

Liabilities
Management fee payable	$478,052	$1,082,387
Brokerage fee payable	926	2,456

Total liabilities	478,978	1,084,843

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity - General Shares	872	898
Shareholders’ equity - Shares	689,119,184	1,889,266,456

Total shareholders’ equity	689,120,056	1,889,267,354

Total liabilities and equity	$689,599,034	$1,890,352,197

General Shares outstanding	40	40
Shares outstanding	31,600,000	84,200,000

Net asset value per share
General shares	$21.80	$22.45
Shares	$21.81	$22.44

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due March 14, 2013	24.24%	$166,989,312	$167,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	61.52	423,970,320	424,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	4.93	33,997,382	34,000,000

Total United States Treasury Obligations (cost $624,930,877)	90.69%	$624,957,014

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Dollar Index (8,570 contracts, settlement date March 18, 2013)	(0.14)%	$(931,554)

Net Unrealized Depreciation on Futures Contracts	(0.14)%	$(931,554)

Net unrealized depreciation is comprised of unrealized losses of $1,050,310 and unrealized gains of $118,756.

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

PowerShares DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Income
Interest Income	$746,959	$617,446	$1,150,772

Expenses
Management Fee	8,841,170	8,794,587	10,262,636
Brokerage Commissions and Fees	811,511	672,247	816,605

Total Expenses	9,652,681	9,466,834	11,079,241

Net investment income (loss)	(8,905,722)	(8,849,388)	(9,928,469)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	3,063	29,814	11,709
Futures	(43,696,717)	(2,285,446)	106,462,740

Net realized gain (loss)	(43,693,654)	(2,255,632)	106,474,449

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	49,987	(71,271)	70,757
Futures	10,251,250	2,548,721	(59,539,980)

Net change in unrealized gain (loss)	10,301,237	2,477,450	(59,469,223)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(33,392,417)	221,818	47,005,226

Net Income (Loss)	$(42,298,139)	$(8,627,570)	$37,076,757

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	—	10

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bullish Fund	$(42,298,139)	$(8,627,570)	$37,076,767

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2012

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2012	40	$898	84,200,000	$1,889,266,456	$1,889,267,354
Sale of Shares			32,400,000	725,579,274	725,579,274
Redemption of Shares			(85,000,000)	(1,883,428,433)	(1,883,428,433)
Net Income (Loss)
Net investment income (loss)		(5)		(8,905,717)	(8,905,722)
Net realized gain (loss) on United States Treasury Obligations and Futures		(27)		(43,693,627)	(43,693,654)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		6		10,301,231	10,301,237

Net Income (Loss)		(26)		(42,298,113)	(42,298,139)

Balance at December 31, 2012	40	$872	31,600,000	$689,119,184	$689,120,056

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2011	40	$911	43,800,000	$997,502,403	$997,503,314
Sale of Shares			95,600,000	2,093,405,631	2,093,405,631
Redemption of Shares			(55,200,000)	(1,193,014,021)	(1,193,014,021)
Net Income (Loss)
Net investment income (loss)		(14)		(8,849,374)	(8,849,388)
Net realized gain (loss) on United States Treasury Obligations and Futures		(3)		(2,255,629)	(2,255,632)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		4		2,477,446	2,477,450

Net Income (Loss)		(13)		(8,627,557)	(8,627,570)

Balance at December 31, 2011	40	$898	84,200,000	$1,889,266,456	$1,889,267,354

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$921	140,400,000	$3,232,941,532	$3,232,942,453	$921	$3,232,943,374
Sale of Shares			76,200,000	1,782,514,274	1,782,514,274		1,782,514,274
Redemption of Shares			(172,800,000)	(4,055,030,180)	(4,055,030,180)		(4,055,030,180)
Net Income (Loss)
Net investment income (loss)		3		(9,928,475)	(9,928,472)	3	(9,928,469)
Net realized loss on United States Treasury Obligations and Futures		(29)		106,474,507	106,474,478	(29)	106,474,449
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		16		(59,469,255)	(59,469,239)	16	(59,469,223)

Net Income (Loss)		(10)		37,076,777	37,076,767	(10)	37,076,757

Distributions of net investment income		—		—	—	(911)	(911)

Balance at December 31, 2010	40	$911	43,800,000	$997,502,403	$997,503,314	$—	$997,503,314

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net Income (Loss)	$(42,298,139)	$(8,627,570)	$37,076,757
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(4,321,136,661)	(5,313,492,172)	(4,720,557,695)
Proceeds from securities sold and matured	5,522,933,134	4,402,984,473	6,819,696,055
Net accretion of discount on United States Treasury Obligations	(747,694)	(617,446)	(1,150,772)
Net realized (gain) loss on United States Treasury Obligations	(3,063)	(29,814)	(11,709)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(10,301,237)	(2,477,450)	59,469,223
Change in operating receivables and liabilities:
Management fee payable	(604,335)	381,674	(281,802)
Brokerage fee payable	(1,530)	(5,295)	(2,282)

Net cash provided by (used for) operating activities	1,147,840,475	(921,883,600)	2,194,237,775

Cash flows from financing activities:
Proceeds from Sale of Shares	725,579,274	2,093,405,631	1,782,514,274
Payments for Redemption of Shares	(1,883,428,433)	(1,193,014,021)	(4,055,030,180)
Redemption of non-controlling interest	—	—	(911)

Net cash provided by (used for) financing activities	(1,157,849,159)	900,391,610	(2,272,516,817)

Net change in cash held by broker	(10,008,684)	(21,491,990)	(78,279,042)
Cash held by broker at beginning of period	75,582,258	97,074,248	175,353,290

Cash held by broker at end of period	$65,573,574	$75,582,258	$97,074,248

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements

December 31, 2012

(1) Organization

PowerShares DB US Dollar Index Bullish Fund (the “Fund”), a separate series of PowerShares DB US Dollar Index Trust (the “Trust”), a Delaware statutory trust organized in two separate series, was formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

This Report covers the year ended December 31, 2012 (herein referred to as the “Year Ended December 31, 2012”), the year ended December 31, 2011 (herein referred to as the “Year Ended December 31, 2011”) and the year ended December 31, 2010 (herein referred to as the “Year Ended December 31, 2010”).

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

The Fund does not employ leverage. As of December 31, 2012 and December 31, 2011, the Fund had $689,599,034 (or 100%) and $1,890,352,197 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $9,427,000 (or 1.37%) and $55,373,220 (or 2.93%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts. For additional information, please see the audited Schedule of Investments as of December 31, 2012 and 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2012, the Fund incurred Management Fees of $8,841,170, of which $478,052 was payable at December 31, 2012. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $8,794,587, of which $1,082,387 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $10,262,636.

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2012

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Year Ended December 31, 2012, the Fund incurred brokerage fees of $811,511, of which $926 was payable at December 31, 2012. During the Year Ended December 31, 2011, the Fund incurred brokerage fees of $672,247, of which $2,456 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred brokerage fees of $816,605.

The Administrator, Custodian and Transfer Agent

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2012

The presentation of Shareholders’ Equity in prior years has been updated to conform to the December 31, 2012 presentation. Total Shareholders’ Equity was not affected by these changes.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2012 and 2011 were holdings of $9,427,000 and $55,373,220, respectively, which were restricted and held as margin against the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity

Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2012 the Fund had cash held by the Commodity Broker of $65,573,574, of which $931,554 was

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2012

on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2011 the Fund had cash held by the Commodity Broker of $75,582,258, of which $11,182,804 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2012 and 2011.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2012 and 2011, the futures contracts held by the Fund were in a net unrealized depreciation position of $931,554 and $11,182,804, respectively.

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

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2012, 2011 and 2010.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2012, 2011 and 2010, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2012

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$624,957,014	$1,825,952,743
Commodity Futures Contracts (Level 1)	$(931,554)	$(11,182,804)

There were no Level 2 or Level 3 holdings during the years ended December 31, 2012 and 2011.

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

(7) Share Purchases and Redemptions

(a) Purchases

Shares may be purchased from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Fund issues Shares in Baskets only to Authorized Participants continuously as of noon, Eastern Standard Time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Shares as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 1:00 p.m., Eastern Standard Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual shareholders may not redeem directly from the Fund.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through The Depository Trust Company’s (the “DTC”) book-entry system to the Fund not later than noon, Eastern Standard Time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, Eastern Standard Time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

The redemption proceeds due from the Fund are delivered to the Authorized Participant at noon, Eastern Standard Time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the redemption order date, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption proceeds are delivered to the extent of whole Baskets received. Any remainder of the redemption proceeds are delivered on the next business day to the extent of remaining whole Baskets received if the Managing Owner receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by noon, Eastern Standard Time, on such next business day. Any further outstanding amount of the redemption order will be

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2012

canceled. The Managing Owner is also authorized to deliver the redemption proceeds notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by noon, Eastern Standard Time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book-entry system on such terms as the Managing Owner may from time-to-time agree upon.

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2012, 2011 and 2010

	Shares	Shareholders’ Equity	Shares	Shareholders’ Equity	Shares	Shareholders’ Equity
	Year Ended December 31, 2012	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2010
Shares Sold	32,400,000	$725,579,274	95,600,000	$2,093,405,631	76,200,000	$1,782,514,274
Shares Redeemed	(85,000,000)	(1,883,428,433)	(55,200,000)	(1,193,014,021)	(172,800,000)	(4,055,030,180)

Net Increase/Decrease	52,600,000	$(1,157,849,159)	40,400,000	$900,391,610	(96,600,000)	$(2,272,515,906)

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

No distributions were paid for the Years Ended December 31, 2012, 2011 and 2010.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2012 and 2011 no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2012, 2011 and 2010. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net Asset Value
Net asset value per Share, beginning of period	$22.44	$22.77	$23.03

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.46)	(0.17)	(0.09)
Net investment income (loss)	(0.17)	(0.16)	(0.17)

Net income (loss)	(0.63)	(0.33)	(0.26)
Distributions of net investment income on Shares	—	—	—

Net increase (decrease)	(0.63)	(0.33)	(0.26)

Net asset value per Share, end of period	$21.81	$22.44	$22.77

Market value per Share, beginning of period	$22.47	$22.71	$23.08

Market value per Share, end of period	$21.81	$22.47	$22.71

Ratio to average Net Assets
Net investment income (loss)	(0.76)%	(0.75)%	(0.73)%

Total expenses	0.82%	0.81%	0.81%

Total Return, at net asset value	(2.81)%	(1.45)%	(1.13)%

Total Return, at market value	(2.94)%	(1.06)%	(1.60)%

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2012

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Martin Kremenstein, its Chief Executive Officer, and Michael Gilligan, its Chief Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report, and, based upon that evaluation, Martin Kremenstein, the Chief Executive Officer, and Michael Gilligan, the Chief Financial Officer, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Martin Kremenstein, the Chief Executive Officer, and Michael Gilligan, the Chief Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2012. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 35 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2012, as stated in their report on page 36 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

The information below is provided pursuant to CFTC Rule 4.24 which requires the disclosure of material actions that occurred within the last 5 years, including certain resolved matters.

At any given time and in the ordinary course of their business, Deutsche Bank Securities Inc. (“DBSI”) is involved in and subject to a number of legal actions, administrative proceedings and regulatory examinations, inquiries and investigations, which, in the aggregate, are not, as of the date of this disclosure document, expected to have a material effect upon their condition, financial or otherwise, or to materially impair their ability to perform their obligation as a clearing member or in rendering services to the Fund. Except as disclosed below, there have been no administrative, civil or criminal proceedings pending, on appeal or concluded against DBSI or its principals within the five years preceding the date of this disclosure document that DBSI would deem material for purposes of Part 4 of CFTC regulations.

Tax-Related Litigation

Deutsche Bank AG (the “Bank”), along with certain affiliates, including DBSI, and current and/or former employees (collectively referred to as Deutsche Bank), have collectively been named as defendants in a number of legal proceedings brought by customers in various tax-oriented transactions. Deutsche Bank provided financial products and services to these customers, who were advised by various accounting, legal and financial advisory professionals. The customers claimed tax benefits as a result of these transactions, and the United States Internal Revenue Service (IRS) has rejected those claims. In these legal proceedings, the customers allege that the professional advisors, together with Deutsche Bank, improperly misled the customers into believing that the claimed tax benefits would be upheld by the IRS. The legal proceedings are pending in state and federal courts, and claims against Deutsche Bank are alleged under both U.S. state and federal law. Approximately 106 legal proceedings have been resolved and dismissed with prejudice with respect to Deutsche Bank. A number of other legal proceedings remain pending as against Deutsche Bank and are currently at various pre-trial stages, including discovery. Deutsche Bank has received a number of unfiled claims as well, and has resolved certain of those unfiled claims, though others remain pending against Deutsche Bank. The Bank does not expect these pending legal proceedings and unfiled claims to have a significant effect on its financial position or profitability.

Mortgage-Related and Asset Backed Securities Matters

The Bank and its affiliates, including DBSI (collectively referred to as Deutsche Bank), have received subpoenas and requests for information from certain regulators and government entities concerning its activities regarding the origination, purchase, securitization, sale and/or trading of mortgage loans, residential mortgage backed securities (RMBS), collateralized debt obligations, asset backed commercial paper and credit derivatives. Deutsche Bank is cooperating fully in response to those subpoenas and requests for information.

Deutsche Bank has been named as defendant in numerous civil litigations in various roles as issuer or underwriter in RMBS offerings. These cases include purported class action suits, actions by individual purchasers of securities, and actions by insurance companies that guaranteed payments of principal and interest for particular tranches of securities offerings. Although the allegations vary by lawsuit, these cases generally allege that the RMBS offering documents contained material misrepresentations and omissions, including with regard to the underwriting standards pursuant to which the underlying mortgage loans were issued, or assert that various representations or warranties relating to the loans were breached at the time of origination.

Deutsche Bank is a defendant in putative class actions relating to its role, along with other financial institutions, as underwriter of RMBS issued by various third-parties and their affiliates including Countrywide Financial Corporation, IndyMac MBS, Inc., Novastar Mortgage Corporation, and Residential Accredit Loans, Inc. These cases are in various stages up through discovery. On March 29, 2012, the court dismissed with prejudice and without leave to replead the putative Novastar Mortgage Corporation class action, which the plaintiffs have appealed.

Deutsche Bank is a defendant in various non-class action lawsuits by alleged purchasers of, and counterparties involved in transactions relating to, RMBS, and their affiliates, including Allstate Insurance Company, Asset Management Fund, Assured Guaranty Municipal Corporation, Baverische Landesbank, Cambridge Place Investments Management Inc., the Federal Deposit Insurance Corporation (as conservator for Franklin Bank S.S.B., Citizens National Bank and Strategic Capital Bank), the Federal Home Loan Bank of Boston, the Federal Home Loan Bank of San Francisco, the Federal Home Loan Bank of Seattle, the Federal Housing Finance Agency (as conservator for Fannie Mae and Freddie Mac), John Hancock Insurance Company, Mass Mutual Life Insurance Company, Phoenix Light SF Limited, Sealink Funding Ltd., Stichting Pensioenfonds ABP, The Charles Schwab Corporation, The Union Central Life Insurance Company, The Western and Southern Life Insurance Co. and the West Virginia Investment Management Board. These civil litigations are in various stages up through discovery.

In the actions against Deutsche Bank solely as an underwriter of other issuers’ RMBS offerings, Deutsche Bank has contractual rights to indemnification from the issuers, but those indemnity rights may in whole or in part prove effectively unenforceable where the issuers are now or may in the future be in bankruptcy or otherwise defunct.

Deutsche Bank and several current or former employees were named as defendants in a putative class action commenced on June 27, 2008, relating to two Deutsche Bank-issued RMBS offerings. Following mediation, the parties agreed to settlement matters of $32.5 million. On July 11, 2012, the settlement received final court approval.

On May 8, 2012, Deutsche Bank reached a settlement with Assured Guaranty Municipal Corporation (Assured) regarding pending and threatened litigation on certain RMBS issued and underwritten by Deutsche Bank that are covered by financial guaranty insurance provided by Assured. Pursuant to this settlement, Deutsche Bank made a payment of $20 million to settle one litigation.

On February 6, 2012, the United States District Court for the Southern District of New York issued an order dismissing claims brought by Dexia SA/NV and Teachers Insurance and Annuity Association of America, and their affiliates and on January 4, 2013, the court issued an opinion explaining the basis for the order. The court dismissed some of the claims with prejudice and granted the plaintiffs leave to replead other claims. The plaintiffs repled the claims dismissed without prejudice by filing a new complaint on February 4, 2013.

On July 16, 2012, the Fourth Judicial District for the State of Minnesota dismissed Deutsche Bank from a litigation brought by Moneygram Payment Systems, Inc. (Moneygram) relating to investments in RMBS, collateralized debt obligations and credit-linked notes. The court further denied Moneygram’s motion for reconsideration and Moneygram has filed an appeal. On January 11, 2013, Moneygram filed a summons with notice in New York State Supreme Court seeking to assert similar claims to those dismissed in Minnesota.

On February 4, 2013, pursuant to the terms of a settlement agreement, Stichting Pensioenfonds ABP dismissed two lawsuits that had been filed against Deutsche Bank. The terms of the settlement are confidential.

On May 3, 2011, the United States Department of Justice (USDOJ) filed a civil action against Deutsche Bank AG and MortgageIT, Inc. (MIT) in the United States District Court for the Southern District of New York. The USDOJ filed an amended complaint on August 22, 2011. The amended complaint, which asserts claims under the U.S. False Claims Act and common law, alleges that Deutsche Bank AG, DB Structured Products, Inc., MIT, and DBSI submitted false certifications to the Department of Housing and Urban Development’s Federal Housing Administration (FHA) concerning MIT’s compliance with FHA requirements for quality controls and concerning whether individual loans qualified for FHA insurance. As set forth in the amended complaint, the FHA has paid $368 million in insurance claims on mortgages that are allegedly subject to false certifications. The amended complaint seeks recovery of treble damages and indemnification of future losses on loans insured by FHA, and as set forth in the filings, the USDOJ sought over $1 billion in damages. On September 23, 2011, the defendants filed a motion to dismiss the amended complaint. Following a hearing on December 21, 2011, the court granted the USDOJ leave to file a second amended complaint. On May 10, 2012, Deutsche Bank settled this litigation with the USDOJ for $202.3 million.

A number of other entities have threatened to assert claims against Deutsche Bank in connection with various RMBS offerings and other related products and Deutsche Bank has entered into agreements with a number of these entities to all the relevant statute of limitations to toll the relevant statute of limitations. It is possible that these potential claims may have a material impact on Deutsche Bank. In addition, Deutsche Bank has entered into settlement agreements with some of these entities, the financial terms of which are confidential.

Auction Rate Securities

The Bank and DBSI, including a division of DBSI, have been named as defendants in 21 individual actions asserting various claims under the federal securities laws and state common law arising out of the sale of auction rate securities (ARS). Of those 21 actions, three are pending and 18 have been resolved and dismissed with prejudice. The Bank and DBSI were the subjects of a putative class action, filed in the United States District Court for the Southern District of New York, asserting various claims under the federal securities laws on behalf of all persons or entities who purchased and continue to hold ARS offered for sale by the Bank and DBSI between March 17, 2003 and February 13, 2008. In December 2010, the court dismissed the putative class action with prejudice. After initially filing a notice of appeal, the plaintiff voluntarily withdrew and dismissed the appeal in December 2011. The Bank was also named as a defendant, along with ten other financial institutions, in two putative class actions, filed in the United States District Court for the Southern District of New York, asserting violations of the antitrust laws. The putative class actions allege that the defendants conspired to artificially support and then, in February 2008, restrain the ARS market. On or about January 26, 2010, the court dismissed the two putative class actions. The plaintiffs have filed appeals of the dismissals.

Trust Preferred Securities

The Bank and certain of its affiliates and officers, including DBSI, are the subject of a consolidated putative class action, filed in the United States District Court for the Southern District of New York, asserting claims under the federal securities laws on behalf of persons who purchased certain trust preferred securities issued by Deutsche Bank and its affiliates between October 2006 and May 2008. Claims are asserted under sections 11, 12(a)(2), and 15 of the Securities Act of 1933. An amended and consolidated class action complaint was filed on January 25, 2010. On August 19, 2011, the court granted in part and denied in part the defendants’ motion to dismiss following which plaintiffs filed a second amended complaint, which did not include claims based on the October 2006 issuance of securities. On defendant’s motion for reconsideration, the court on August 10, 2012 dismissed the second amended complaint with prejudice. Plaintiffs have sought reconsiderations of this dismissal.

Aravali

DBSI has been named as a respondent in 27 arbitrations seeking damages allegedly sustained from investments in the Aravali Fund (Aravali), a third-party hedge fund sold by DBSI to retail clients. Aravali used a high degree of leverage in investing in municipal bonds to generate return and income, leverage that led to the collapse of the fund when the municipal bond market suffered a decline in the fall of 2008. All 27 of the arbitrations have concluded or have been resolved and have been dismissed with prejudice. One additional Aravali claim has been made although no arbitration has been filed to date in connection with this claim.

Themis

DBSI has been named as a respondent in 16 arbitrations seeking damages for losses sustained through a put spread options investment strategy directed by an independent registered investment advisor, Themis Asset Strategies LLC (Themis), whose principal Derek Clark was a client advisor at DBSI from 2002-2005. Claimants include direct clients of Themis, for whom DBSI performed execution and custody services; customers of DBSI, who participated in the trading program through DBSI’s referral program; and a non-customer whose trades were executed through DBSI’s options desk and delivered to another firm. The put spread options strategy experienced a severe decline during the market turmoil of October 2008, and DBSI discontinued its referral arrangement with Themis in November 2008. Two of the arbitrations are pending and 14 have been resolved and dismissed with prejudice.

Qu v. DBSI

DBSI was named as respondent in an arbitration alleging that DBSI failed to sell an equity position held by the claimant, Dr. Xiaohua Qu (the Chief Executive Officer of Canadian Solar), in accordance with the terms of a Rule 10b5-1 sales plan agreement. Claimant sought compensatory damages in excess of $10 million plus punitive damages and costs and fees. DBSI and Dr. Qu entered into a settlement agreement resolving the matter, the financial terms of which are confidential.

MF Global Litigations

DBSI, along with numerous other securities firms and individuals, has been named as a defendant in a consolidated class action lawsuit pending in the United States District Court for the Southern District of New York. The lawsuit is purportedly brought on behalf of investors in certain debt securities issued by MF Global Holdings Ltd. DBSI is being sued as an underwriter for two of the three debt offerings that are the subject of the lawsuit. The lawsuit alleges material misstatements and omissions in a registration statement and prospectuses. A consolidated amended complaint has been filed, and a motion to dismiss by the underwriter defendants is pending.

SPhinX

DBSI is the subject of a litigation filed in the United States District Court for the Southern District of New York by the Joint Official Liquidators (JOLs) of the SPhinX family of hedge funds (SPhinX) arising from losses allegedly suffered by SPhinX when SPhinX assets were transferred from segregated accounts at Refco LLC to unprotected accounts at Refco Capital Markets, Ltd. According to the complaint, the JOLs filed the action to recover (i) $263 million plus interest in damages suffered by SPhinX, (ii) the lost business enterprise value and deepening insolvency damages suffered by SPhinX’s investment manager, PlusFunds Group, Inc., and (iii) damages suffered by a group of SPhinX investors that assigned claims to the JOLs. The complaint included claims for breach of fiduciary duty, fraud/misrepresentation, aiding and abetting fraud, aiding and abetting breach of fiduciary duty, aiding and abetting conversion, breach of contract/breach of implied covenant of good faith and fair dealing, and declaratory relief on Deutsche Bank’s indemnity claims against SPhinX. On November 1, 2011, the court dismissed all claims, except for the claim for aiding and abetting fraud and further limited that claim to losses suffered by SPhinX with respect to assets placed at Refco LLC. On December 26, 2012, the court issued an order granting Deutsche Bank’s motion for summary judgment and dismissed the aiding and abetting fraud claim. As a result, all claims against Deutsche Bank have been dismissed. The dismissal becomes final when the court issues a written opinion explaining the rulings in the December 26, 2012 order.

Insurative v. DBSI

DBSI and one of its former employees are named as defendants in a lawsuit brought by Insurative Premium Finance (Jersey) Limited in the United States District Court for the District of Massachusetts. The lawsuit asserts claims for fraudulent misrepresentation, tortious interference with advantageous business relations, unfair and deceptive acts or practices, promissory estoppel, breach of contract, breach of duty of good faith and negligent supervision, all arising from the former employee’s alleged involvement in a fraudulent scheme involving the purchase of premium life insurance policies by clients of DBSI. Insurative alleges that it was contracted to provide the financing for the life insurance policies and that it suffered lost profits when the clients terminated the financing arrangement. Insurative seeks $38 million in alleged lost profits and treble damages. On December 18, 2012, the Magistrate Judge assigned to the case issued a report recommending that the District Court Judge grant DBSI’s motion to dismiss as to all claims except for unfair and deceptive acts or practices and negligent supervision. Insurative has filed objections to the Magistrate Judge’s report.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Martin Kremenstein	36	Chief Executive Officer, Chief Investment Officer, Managing Director and Member of the Board of Managers
Alex Depetris	32	Chief Operating Officer, Director and Member of the Board of Managers
Michael Gilligan	46	Chief Financial Officer, Director and Member of the Board of Managers

Martin Kremenstein joined Deutsche Bank AG, a large international financial institution, in August 2006, and serves as a Managing Director of the DBX Group with responsibility for providing cross-asset investment solutions in the Americas. The DBX Group is the team that structures and manages exchange-traded products. Mr. Kremenstein serves as the Chief Executive Officer, Chief Investment Officer and Director of the Managing Owner. Mr. Kremenstein has been a principal and associated person of the Managing Owner since November 1, 2006 and November 3, 2006, respectively, and an associate member of the NFA since November 3, 2006. Prior to joining Deutsche Bank, Mr. Kremenstein worked for JPMorgan Chase, a large international financial institution, from September 1998 to August 2006, initially in London and then, from June 2003, in New York. Mr. Kremenstein received his B.A. from the University of Leeds in 1998.

Alex Depetris joined Deutsche Bank AG, a large international financial institution, in June 2008 and serves as a Director in the DBX Group with responsibility for providing cross-asset investment solutions in the Americas. The DBX Group is the team that structures and manages exchange-traded products. Mr. Depetris serves as Chief Operating Officer and Director of the Managing Owner and is responsible for its general oversight and strategy. From June 9, 2008 to January 31, 2012, Mr. Depetris served as a Vice President of the Managing Owner and was responsible for the daily oversight of the Managing Owner. Mr. Depetris has been a principal and associated person of the Managing Owner since April 13, 2009 and June 17, 2009, respectively, and an associate member of the NFA since June 17, 2009. From December 2006 to May 2008, Mr. Depetris was an associate with the law firm of Arnold & Porter LLP in New York, and prior to that he was an associate with the law firm Sullivan & Worcester LLP in Boston, Massachusetts from September 2005 through November 2006. Mr. Depetris received his J.D. from Boston University School of Law in 2005 and his Bachelors of Science in Finance from University of Maryland, College Park in 2002.

Michael Gilligan joined Deutsche Bank AG, a large international financial institution, in March 2008 and is a Director in the Finance Group. Mr. Gilligan serves as a principal and Chief Financial Officer of the Managing Owner. Mr. Gilligan also serves as a Director of the Managing Owner. Mr. Gilligan has been a principal of the Managing Owner since April 29, 2008. Prior to joining Deutsche Bank, Mr. Gilligan worked for Credit Suisse, a large international financial institution, from September 1998 to March 2008 and held a number of positions in finance, including Controller of their residential and commercial real estate business; immediately prior to joining Deutsche Bank, Mr. Gilligan was the Chief Operating Officer of the Americas Credit Trading Group, a business group within Credit Suisse, from May 2007 to March 2008 with responsibility for the U.S. High Grade bond trading and Emerging Markets credit trading desks, his duties included business planning and management. Mr. Gilligan is a Chartered Accountant and received his Bachelors of Science in Management from Trinity College in 1989 and his Post Graduate Diploma in Professional Accounting from University College Dublin in 1990.

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

As of the Year Ended December 31, 2012, the Fund has incurred Management Fees of $8,841,170 of which $8,363,118 had been paid at December 31, 2012. Management Fees of $478,052 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2012, the Fund has incurred brokerage commissions of $811,511 of which $810,585 had been paid at December 31, 2012. Brokerage commissions of $926 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

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

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2012, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Directors and Officers of DB Commodity Services LLC as a group	—	—

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011
Audit Fees	$100,600	$100,600
Audit-Related Fees	$12,750	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$113,350	$100,600

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

(a)(1) Financial Statements

See financial statements commencing on page 34 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant

4.2	Form of Participant Agreement [2]

10.1	Customer Agreement [3]

10.2	Form of Administration Agreement [1]

10.3	Form of Global Custody Agreement [1]

10.4	Form of Transfer Agency and Service Agreement [1]

10.5	Form of Distribution Services Agreement [2]

10.6	Form of Marketing Agreement [2]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - December 31, 2012 and December 31, 2011, (ii) the Schedule of Investments - December 31, 2012, (iii) the Schedule of Investments - December 31, 2011, (iv) the Statements of Income and Expenses - Years Ended December 31, 2012, 2011 and 2010, (v) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2012, (vi) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2011, (vii) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2010, (viii) the Statements of Cash Flows - Years Ended December 31, 2012, 2011 and 2010, and (ix) Notes to Financial Statements.

1	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 on October 16, 2006 and incorporated herein by reference.
2	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on January 17, 2007 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 10-K (SEC File No. 001-33314) on March 1, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bullish Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/S/ MARTIN KREMENSTEIN
		Name:	Martin Kremenstein
		Title:	Chief Executive Officer

		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Chief Financial Officer

Dated: February 22, 2013