Form 10-K
period 2012-12-31
PowerShares DB US Dollar Index Trust; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2013-02-25
CIK 1371571, 1383149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001- 33318

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $74,452,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2013: 3,400,000

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Fund. The Fund commenced investment operations on February 15, 2007. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”). The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s Commodity Broker as margin.

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

The Fund does not employ leverage. As of December 31, 2012 and December 31, 2011, the Fund had $92,560,006 (or 100%) and $102,224,263 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $1,290,300 (or 1.39%) and $3,016,440 (or 2.95%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions on DX Contracts. For additional information, please see the audited Schedule of Investments as of December 31, 2012 and 2011 for details of the Fund’s portfolio holdings.

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

Employees

The Fund has no employees.

Available Information

The Fund files with or submits to the SEC annual, quarterly and current reports and other information meeting the informational requirements of the Exchange Act. These reports are available on the Managing Owner’s website at http://dbxus.com. Investors may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.

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

As of December 31, 2012, the closing level of the Index experienced a peak-to-valley drawdown of (36.82)% during the period from June 1995—January 2002.

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

The following table* reflects various measures of volatility** of the Long Index and the Short Index, each as calculated on an excess return basis:

	Volatility
Volatility Type	Long Index	Short Index
Daily volatility over full history	8.90%	8.63%
Average rolling 3-month daily volatility	8.62%	8.31%
Monthly return volatility	8.94%	8.82%
Average annual volatility	8.76%	8.53%

The following table reflects the daily volatility on an annual basis of the Long Index and the Short Index:

	Daily Volatility
Year***	Long Index	Short Index
1986	0.00%	0.00%
1987	9.44%	9.07%
1988	9.62%	9.69%
1989	10.22%	10.20%
1990	8.77%	8.35%
1991	11.53%	11.89%
1992	11.70%	12.06%
1993	9.44%	9.54%
1994	7.83%	7.52%
1995	9.78%	9.55%
1996	4.99%	5.01%
1997	7.59%	7.91%
1998	8.06%	7.94%
1999	7.59%	7.71%
2000	8.77%	9.17%
2001	8.70%	8.56%
2002	7.49%	7.19%
2003	8.44%	8.25%
2004	9.52%	9.23%
2005	8.10%	8.46%
2006	6.95%	6.75%
2007	5.21%	5.08%
2008	11.94%	12.46%
2009	11.39%	9.55%
2010	8.84%	7.30%
2011	9.47%	7.88%
2012	6.67%	5.54%

*	As of December 31, 2012. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index level.

**	Volatility, for these purposes means the following:

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2012	$27.60	$26.50
June 30, 2012	$27.50	$26.03
September 30, 2012	$27.54	$25.85
December 31, 2012	$27.50	$26.72

Quarter ended	High	Low
March 31, 2011	$28.34	$26.34
June 30, 2011	$29.21	$28.06
September 30, 2011	$29.14	$27.16
December 31, 2011	$28.67	$26.65

Holders

As of December 31, 2012, the Fund had 8,005 holders of record of its Shares.

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

(b) Not applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2012, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2012	2,400,000	$26.82
Year Ended December 31, 2011	6,400,000	$27.89
Year Ended December 31, 2010	10,800,000	$26.29

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2012, 2011, 2010, 2009, and 2008 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Interest Income	$50,716	$92,578	$202,416	$357,151	$1,257,070
Net investment income (loss)	$(676,564)	$(1,068,768)	$(1,321,654)	$(1,173,199)	$744,517
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$1,456,394	$1,081,071	$(6,509,551)	$15,241,864	$(6,022,090)
Net Income (Loss)	$779,830	$12,303	$(7,831,205)	$14,068,665	$(5,277,573)
Net Income (Loss) per Share	$0.32	$(0.17)	$(0.52)	$1.40	$(1.22)
Distribution per Share	$—	$—	$—	$—	$0.15
Net increase (decrease) in cash	$18,009,050	$(5,865,395)	$(26,131,755)	$(33,558,088)	$63,138,427

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Total Assets	$92,560,006	$102,224,263	$151,574,112	$320,022,426	$177,803,720
Shares NAV	$27.20	$26.88	$27.05	$27.57	$26.17
General Shares NAV	$27.20	$26.88	$27.05	$27.58	$26.18

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended June 30, 2012	For the Three Months Ended September 30, 2012	For the Three Months Ended December 31, 2012
Interest Income	$3,720	$14,720	$13,623	$18,653
Net investment income (loss)	$(195,827)	$(157,186)	$(144,768)	$(178,783)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$2,163,070	$(2,783,671)	$1,724,540	$352,455
Net Income/(loss)	$1,967,243	$(2,940,857)	$1,579,772	$173,672
Increase/(decrease) in Net Asset Value	$(8,883,691)	$(18,732,499)	$12,401,589	$5,559,013
Net Income (loss) per Share	$0.55	$(0.81)	$0.55	$0.03

	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income	$46,878	$29,739	$12,399	$3,562
Net investment income (loss)	$(252,593)	$(291,597)	$(291,607)	$(232,971)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$6,406,005	$3,427,687	$(7,430,557)	$(1,322,064)
Net Income/(loss)	$6,153,412	$3,136,090	$(7,722,164)	$(1,555,035)
Increase/(decrease) in Net Asset Value	$6,373,982	$(2,393,378)	$(30,112,164)	$(23,185,333)
Net Income (loss) per Share	$1.14	$0.60	$(1.54)	$(0.37)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Performance of the Fund and the exchange traded shares detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

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

	Aggregate returns for the SHORT INDEX-TR
Underlying Index	Three Months Ended December 31, 2012	Year Ended December 31, 2012	Three Months Ended December 31, 2011	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Year Ended December 31, 2010
DX Contract	0.34%	2.01%	(1.14)%	0.29%	0.16%	(1.09)%

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

Operating Activities

Net cash flow provided by (used for) operating activities was $28.4 million, $43.5 million, and $134.4 million for the Years Ended December 31, 2012, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2012, $283.9 million was paid to purchase United States Treasury Obligations and $311.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2011, $587.9 million was paid to purchase United States Treasury Obligations and $630.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $697.8 million was paid to purchase United States Treasury Obligations and $850.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $0.7 million, decreased by $1.5 million, and increased by $9.7 million during the Years Ended December 31, 2012, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(10.4) million, $(49.3) million, and $(160.6) million during the Years Ended December 31, 2012, 2011 and 2010, respectively. This included $53.9 million, $129.1 million, and $123.4 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2012, 2011 and 2010, respectively.

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

COMPARISON OF UDN, UDNNV AND USDDNX FOR THE YEARS ENDED

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Fund Share Price Performance

For the Year Ended December 31, 2012, the NYSE Arca market value of each Share increased 1.34% from $26.85 per Share to $27.21 per Share. The Share price low and high for the Year Ended December 31, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from to a high of $27.60 per Share (+2.79%) on February 28, 2012 to a low of $25.85 per Share (-3.72%) on July 24, 2012. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund, on a market value basis was +1.34%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2012, the net asset value of each Share increased 1.19% from $26.88 per Share to $27.20 per Share. Appreciation in price of the short DX contracts during the Year Ended December 31, 2012 contributed to a 2.01% increase in the level of the Short Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund on a net asset value basis was +1.19%.

Net income for the Year Ended December 31, 2012 was $0.8 million, resulting from $0.1 million of interest income, net realized gains of $2.1 million, net change in unrealized losses of $0.7 million and operating expenses of $0.7 million.

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

Net income for the Year Ended December 31, 2011 was $0.01 million, resulting from $0.09 million of interest income, net realized gains of $2.60 million, net change in unrealized losses of $1.52 million and operating expenses of $1.16 million.

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

Net loss for the Year Ended December 31, 2010 was $7.8 million, resulting from $0.2 million of interest income, net realized losses of $16.2 million, net change in unrealized gains of $9.7 million and operating expenses of $1.5 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012, 2011 AND 2010

Fund Share Price Performance

For the Three Months Ended December 31, 2012, the NYSE Arca market value of each Share increased 0.15% from $27.17 per Share to $27.21 per Share. The Share price low and high for the Three Months Ended December 31, 2012 and related change from the Share price on September 30, 2012 was as follows: Shares traded from to a high of $27.50 per Share (+1.21%) on October 17, 2012 to a low of $26.72 per Share (-1.66%) on November 16, 2012. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund, on a market value basis was +0.15%.

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

For the Three Months Ended December 31, 2010, the NYSE Arca market value of each Share increased 0.15% from $27.06 per Share to $27.10 per Share. The Share price high and low for the Three Months Ended December 31, 2010 and related change from the Share price on September 30, 2010 was as follows: Shares traded from a low of $26.27 per Share (-2.92%) on November 30, 2010 to a high of $27.96 per Share (+3.33%) on November 4, 2010. No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund, on a market value basis was 0.15%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2012, the net asset value of each Share increased +0.11% from $27.17 per Share to $27.20 per Share. Appreciation in price of the short DX contracts during the Three Months Ended December 31, 2012 contributed to a 0.34% increase in the level of the Short Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return on a net asset value basis for the Fund was +0.11%.

Net income for the Three Months Ended December 31, 2012 was $0.2 million, resulting from $0.02 million of interest income, net realized losses of $0.3 million, net change in unrealized gains of $0.7 million and operating expenses of $0.2 million.

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

Net loss for the Three Months Ended December 31, 2011 was $1.6 million, resulting from $0.01 million of interest income, net realized losses of $4.5 million, net change in unrealized gains of $3.1 million and operating expenses of $0.2 million.

For the Three Months Ended December 31, 2010, the net asset value of each Share decreased 0.04% from $27.06 per Share to $27.05 per Share. Depreciation in price of the short DX contracts during the Three Months Ended December 31, 2010 contributed to a 0.16% increase in the level of the Short Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return on a net asset value basis for the Fund was -0.04%.

Net loss for the Three Months Ended December 31, 2010 was $0.5 million, resulting from $0.1 million of interest income, net realized gains $5.1 million, net change in unrealized losses of $5.3 million and operating expenses of $0.4 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$92,560,006	0.42%	$907,725	1

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$102,224,263	0.60%	$1,417,329	4

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2012, as stated in their report on page 38 of the Fund’s Annual Report on Form 10-K.

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

February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC and Shareholders of

PowerShares DB US Dollar Index Bearish Fund:

We have audited the internal control over financial reporting of PowerShares DB US Dollar Index Bearish Fund (the Fund), a series of the PowerShares DB US Dollar Index Trust, as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB US Dollar Index Bearish Fund as of December 31, 2012 and 2011, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC and Shareholders of

PowerShares DB US Dollar Index Bearish Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB US Dollar Index Bearish Fund (the Fund), a series of the PowerShares DB US Dollar Index Trust, as of December 31, 2012 and 2011, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB US Dollar Index Bearish Fund as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB US Dollar Index Bearish Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 22, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund

Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $72,992,114 and $99,998,496 respectively)	$72,995,469	$99,997,110
Cash held by broker	19,586,191	1,577,141
Net unrealized appreciation (depreciation) on futures contracts	(21,654)	650,012

Deposits with broker	92,560,006	102,224,263

Total assets	$92,560,006	$102,224,263

Liabilities
Management fee payable	$61,918	$68,624
Brokerage fee payable	160	2,123

Total liabilities	62,078	70,747

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity - General Shares	1,088	1,075
Shareholders’ equity - Shares	92,496,840	102,152,441

Total shareholders’ equity	92,497,928	102,153,516

Total liabilities and equity	$92,560,006	$102,224,263

General Shares outstanding	40	40
Shares outstanding	3,400,000	3,800,000

Net asset value per share
General shares	$27.20	$26.88
Shares	$27.20	$26.88

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.05% due January 10, 2013	7.57%	$6,999,958	$7,000,000
U.S. Treasury Bills, 0.015% due January 17, 2013	1.08	999,993	1,000,000
U.S. Treasury Bills, 0.105% due February 14, 2013	2.16	1,999,934	2,000,000
U.S. Treasury Bills, 0.09% due February 21, 2013	4.33	3,999,848	4,000,000
U.S. Treasury Bills, 0.09% due March 14, 2013	1.08	999,936	1,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	41.08	37,997,340	38,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	21.62	19,998,460	20,000,000

Total United States Treasury Obligations (cost $72,992,114)	78.92%	$72,995,469

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Dollar Index (1,173 contracts, settlement date March 18, 2013)*	(0.02)%	$(21,654)

Net Unrealized Depreciation on Futures Contracts	(0.02)%	$(21,654)

Net unrealized depreciation is comprised of unrealized losses of $90,960 and unrealized gains of $69,306.

*	Positions represent futures contracts sold.

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

PowerShares DB US Dollar Index Bearish Fund

Statements of Income and Expenses

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Income
Interest Income	$50,716	$92,578	$202,416

Expenses
Management Fee	666,918	1,087,604	1,424,186
Brokerage Commissions and Fees	60,362	73,742	99,884

Total Expenses	727,280	1,161,346	1,524,070

Net investment income (loss)	(676,564)	(1,068,768)	(1,321,654)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	388	3,928	4,619
Futures	2,122,931	2,591,888	(16,210,181)

Net realized gain (loss)	2,123,319	2,595,816	(16,205,562)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	4,741	(9,169)	3,258
Futures	(671,666)	(1,505,576)	9,692,753

Net change in unrealized gain (loss)	(666,925)	(1,514,745)	9,696,011

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	1,456,394	1,081,071	(6,509,551)

Net Income (Loss)	$779,830	$12,303	$(7,831,205)

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	—	21

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bearish Fund	$779,830	$12,303	$(7,831,184)

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2012

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at January 1, 2012	40	$1,075	3,800,000	$102,152,441	$102,153,516
Sale of Shares			2,000,000	53,923,576	53,923,576
Redemption of Shares			(2,400,000)	(64,358,994)	(64,358,994)
Net Income (Loss)
Net investment income (loss)		(11)		(676,553)	(676,564)
Net realized gain (loss) on United States Treasury Obligations and Futures		35		2,123,284	2,123,319
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(11)		(666,914)	(666,925)

Net Income (Loss)		13		779,817	779,830

Balance at December 31, 2012	40	$1,088	3,400,000	$92,496,840	$92,497,928

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at January 1, 2011	40	$1,082	5,600,000	$151,469,327	$151,470,409
Sale of Shares			4,600,000	129,135,694	129,135,694
Redemption of Shares			(6,400,000)	(178,464,890)	(178,464,890)
Net Income (Loss)
Net investment income (loss)		(15)		(1,068,753)	(1,068,768)
Net realized gain (loss) on United States Treasury Obligations and Futures		43		2,595,773	2,595,816
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(35)		(1,514,710)	(1,514,745)

Net Income (Loss)		(7)		12,310	12,303

Balance at December 31, 2011	40	$1,075	3,800,000	$102,152,441	$102,153,516

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,103	11,600,000	$319,862,718	$319,863,821	$1,103	$319,864,924
Sale of Shares			4,800,000	123,413,958	123,413,958		123,413,958
Redemption of Shares			(10,800,000)	(283,976,186)	(283,976,186)		(283,976,186)
Net Income (Loss)
Net investment income (loss)		(4)		(1,321,646)	(1,321,650)	(4)	(1,321,654)
Net realized loss on United States Treasury Obligations and Futures		(43)		(16,205,476)	(16,205,519)	(43)	(16,205,562)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		26		9,695,959	9,695,985	26	9,696,011

Net Income (Loss)		(21)		(7,831,163)	(7,831,184)	(21)	(7,831,205)

Distributions of net investment income		—		—	—	(1,082)	(1,082)

Balance at December 31, 2010	40	$1,082	5,600,000	$151,469,327	$151,470,409	$—	$151,470,409

See accompanying notes to financial statements.

PowerShares DB US Dollar Index Bearish Fund

Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net Income (Loss)	$779,830	$12,303	$(7,831,205)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(283,940,373)	(587,931,895)	(697,769,868)
Proceeds from securities sold and matured	310,997,882	629,998,110	849,989,769
Net accretion of discount on United States Treasury Obligations	(50,739)	(92,578)	(202,712)
Net realized (gain) loss on United States Treasury Obligations	(388)	(3,928)	(4,619)

Net change in unrealized (gain) loss on United States Treasury Obligations and futures	666,925	1,514,745	(9,696,011)
Change in operating receivables and liabilities:
Management fee payable	(6,706)	(29,990)	(57,133)
Brokerage fee payable	(1,963)	(2,966)	3,334

Net cash provided by (used for) operating activities	28,444,468	43,463,801	134,431,555

Cash flows from financing activities:
Proceeds from Sale of Shares	53,923,576	129,135,694	123,413,958
Payments for Redemption of Shares	(64,358,994)	(178,464,890)	(283,976,186)
Redemption of non-controlling interest	—	—	(1,082)

Net cash provided by (used for) financing activities	(10,435,418)	(49,329,196)	(160,563,310)

Net change in cash held by broker	18,009,050	(5,865,395)	(26,131,755)
Cash held by broker at beginning of period	1,577,141	7,442,536	33,574,291

Cash held by broker at end of period	$19,586,191	$1,577,141	$7,442,536

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

The Fund does not employ leverage. As of December 31, 2012 and December 31, 2011, the Fund had $92,560,006 (or 100%) and $102,224,263 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $1,290,300 (or 1.39%) and $3,016,440 (or 2.95%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions on DX Contracts. For additional information, please see the audited Schedule of Investments as of December 31, 2012 and 2011 for details of the Fund’s portfolio holdings.

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Financial Statements—(Continued)

December 31, 2012

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2012, the Fund incurred Management Fees of $666,918, of which $61,918 was payable at December 31, 2012. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $1,087,604, of which $68,624 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $1,424,186.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Year Ended December 31, 2012, the Fund incurred brokerage fees of $60,362, of which $160 was payable at December 31, 2012. During the Year Ended December 31, 2011, the Fund incurred brokerage fees of $73,742, of which $2,123 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred brokerage fees of $99,884.

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

December 31, 2012

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Financial Statements—(Continued)

December 31, 2012

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2012 and 2011 were holdings of $1,290,300 and $3,016,440, respectively, which were restricted and held against margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2012, the Fund had cash held by the Commodity Broker of $19,586,191. As of December 31, 2011 the Fund had cash held by the Commodity Broker of $1,577,141. There were no cash equivalents held by the Fund as of December 31, 2012 and 2011.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2012 and 2011, the futures contracts held by the Fund were in a net unrealized depreciation position of $21,654 and a net unrealized appreciation position of $650,012, respectively.

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

December 31, 2012

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$72,995,469	$99,997,110
Commodity Futures Contracts (Level 1)	$(21,654)	$650,012

There were no Level 2 or Level 3 holdings during the year-ended December 31, 2012 and 2011.

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

December 31, 2012

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

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2012, 2011 and 2010

	Shares	Shareholders’ Equity	Shares	Shareholders’ Equity	Shares	Shareholders’ Equity
	Year Ended December 31, 2012	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2010
Shares Sold	2,000,000	$53,923,576	4,600,000	$129,135,694	4,800,000	$123,413,958
Shares Redeemed	(2,400,000)	(64,358,994)	(6,400,000)	(178,464,890)	(10,800,000)	(283,976,186)

Net Increase/(Decrease)	(400,000)	$(10,435,481)	(1,800,000)	$(49,329,196)	(6,000,000)	$(160,562,228)

PowerShares DB US Dollar Index Bearish Fund

Notes to Financial Statements—(Continued)

December 31, 2012

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net Asset Value
Net asset value per Share, beginning of period	$26.88	$27.05	$27.57

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.53	0.04	(0.34)
Net investment income (loss)	(0.21)	(0.21)	(0.18)

Net increase (decrease)	0.32	(0.17)	(0.52)

Net asset value per Share, end of period	$27.20	$26.88	$27.05

Market value per Share, beginning of period	$26.85	$27.10	$27.54

Market value per Share, end of period	$27.21	$26.85	$27.10

Ratio to average Net Assets
Net investment income (loss)	(0.76)%	(0.74)%	(0.70)%

Total expenses	0.82%	0.80%	0.80%

Total Return, at net asset value	1.19%	(0.63)%	(1.89)%

Total Return, at market value	1.34%	(0.92)%	(1.60)%

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Martin Kremenstein, the Chief Executive Officer, and Michael Gilligan, the Chief Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2012. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 37 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2012, as stated in their report on page 38 of this Form 10-K.

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

As of the Year Ended December 31, 2012, the Fund has incurred Management Fees of $666,918 of which $605,000 had been paid at December 31, 2012. Management Fees of $61,918 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2012, the Fund has incurred brokerage commissions of $60,362 of which $60,202 had been paid at December 31, 2012. Brokerage commissions of $160 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant

4.2	Form of Participant Agreement [2]

10.1	Customer Agreement [3]

10.2	Form of Administration Agreement [1]

10.3	Form of Global Custody Agreement [1]

10.4	Form of Transfer Agency and Service Agreement [1]

10.5	Form of Distribution Services Agreement [2]

10.6	Form of Marketing Agreement [2]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - December 31, 2012 and December 31, 2011, (ii) the Schedule of Investments - December 31, 2012, (iii) the Schedule of Investments - December 31, 2011, (iv) the Statements of Income and Expenses - Years Ended December 31, 2012, 2011 and 2010, (v) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2012, (vi) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2011, (vii) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2010, (viii) the Statements of Cash Flows - Years Ended December 31, 2012, 2011 and 2010, and (ix) Notes to Financial Statements, tagged as blocks of text

1	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 on October 16, 2006 and incorporated herein by reference.

2	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on January 17, 2007 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 10-K (SEC File No. 001-33318) on March 1, 2011 and incorporated herein by reference.

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