Form 10-Q
period 2013-03-31
PowerShares DB US Dollar Index Trust; PowerShares DB US Dollar Index Bullish Fund
filed 2013-05-03
CIK 1371571, 1383151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of outstanding Shares as of March 31, 2013: 33,000,000 Shares.

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2013

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund

Statements of Financial Condition

March 31, 2013 (unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $699,893,788 and $624,930,877 respectively)	$699,924,810	$624,957,014
Cash held by broker	43,990,910	65,573,574
Net unrealized appreciation (depreciation) on futures contracts	2,193,099	(931,554)

Deposits with broker	746,108,819	689,599,034

Receivable for shares issued	18,079,104	—

Total assets	$764,187,923	$689,599,034

Liabilities
Payable for securities purchased	$17,996,738	$—
Management fee payable	424,760	478,052
Brokerage fee payable	2,325	926

Total liabilities	18,423,823	478,978

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	904	872
Shareholders’ equity—Shares	745,763,196	689,119,184

Total shareholders’ equity	745,764,100	689,120,056

Total liabilities and equity	$764,187,923	$689,599,034

General Shares outstanding	40	40
Shares outstanding	33,000,000	31,600,000
Net asset value per share
General Shares	$22.60	$21.80
Shares	$22.60	$21.81

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Schedule of Investments

March 31, 2013

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due April 18, 2013	4.42%	$32,999,505	$33,000,000
U.S. Treasury Bills, 0.075% due April 25, 2013	15.82	117,997,404	118,000,000
U.S. Treasury Bills, 0.11% due June 6, 2013	4.83	35,996,688	36,000,000
U.S. Treasury Bills, 0.095% due June 13, 2013	2.95	21,997,536	22,000,000
U.S. Treasury Bills, 0.085% due June 20, 2013	61.27	456,939,219	457,000,000
U.S. Treasury Bills, 0.075% due June 27, 2013	4.56	33,994,458	34,000,000

Total United States Treasury Obligations (cost $699,893,788)	93.85%	$699,924,810

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Appreciation on Futures Contracts
Dollar Index (8,924 contracts, settlement date June 17, 2013)	0.29%	$2,193,099	$740,060,601

Net Unrealized Appreciation on Futures Contracts	0.29%	$2,193,099	$740,060,601

Net unrealized appreciation is comprised of unrealized gains of $2,201,124 and unrealized losses of $8,025.

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due March 14, 2013	24.24%	$166,989,312	$167,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	61.52	423,970,320	424,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	4.93	33,997,382	34,000,000

Total United States Treasury Obligations (cost $624,930,877)	90.69%	$624,957,014

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Depreciation on Futures Contracts
Dollar Index (8,570 contracts, settlement date March 18, 2013)	(0.14)%	$(931,554)	$685,426,024

Net Unrealized Depreciation on Futures Contracts	(0.14)%	$(931,554)	$685,426,024

Net unrealized depreciation is comprised of unrealized losses of $1,050,310 and unrealized gains of $118,756.

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
Income
Interest Income	$84,621	$79,991

Expenses
Management Fee	1,206,154	2,847,145
Brokerage Commissions and Fees	130,410	265,809

Total Expenses	1,336,564	3,112,954

Net investment income (loss)	(1,251,943)	(3,032,963)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	5,078	(17,038)
Futures	21,104,259	(25,644,362)

Net realized gain (loss)	21,109,337	(25,661,400)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	4,885	86,044
Futures	3,124,653	(12,918,147)

Net change in unrealized gain (loss)	3,129,538	(12,832,103)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	24,238,875	(38,493,503)

Net Income (Loss)	$22,986,932	$(41,526,466)

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2013

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2013	40	$872	31,600,000	$689,119,184	$689,120,056

Sale of Shares			12,800,000	284,439,842	284,439,842

Redemption of Shares			(11,400,000)	(250,782,730)	(250,782,730)

Net Income (Loss)

Net investment income (loss)		(2)		(1,251,941)	(1,251,943)

Net realized gain (loss) on United States Treasury Obligations and Futures		29		21,109,308	21,109,337

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		5		3,129,533	3,129,538

Net Income (Loss)		32		22,986,900	22,986,932

Balance at March 31, 2013	40	$904	33,000,000	$745,763,196	$745,764,100

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2012

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$898	84,200,000	$1,889,266,456	$1,889,267,354

Sale of Shares			17,400,000	387,274,124	387,274,124

Redemption of Shares			(43,800,000)	(968,916,971)	(968,916,971)

Net Income (Loss)

Net investment income (loss)		(1)		(3,032,962)	(3,032,963)

Net realized gain (loss) on United States Treasury Obligations and Futures		(14)		(25,661,386)	(25,661,400)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(7)		(12,832,096)	(12,832,103)

Net Income (Loss)		(22)		(41,526,444)	(41,526,466)

Balance at March 31, 2012	40	$876	57,800,000	$1,266,097,165	$1,266,098,041

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net Income (Loss)	$22,986,932	$(41,526,466)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(713,856,037)	(1,364,750,730)
Proceeds from securities sold and matured	638,982,825	1,961,974,731
Net accretion of discount on United States Treasury Obligations	(84,621)	(80,241)
Net realized (gain) loss on United States Treasury Obligations	(5,078)	17,038
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(3,129,538)	12,832,103
Change in operating receivables and liabilities:
Payable for securities purchased	17,996,738
Management fee payable	(53,292)	(259,442)
Brokerage fee payable	1,399	1,209

Net cash provided by (used for) operating activities	(37,160,672)	568,208,202

Cash flows from financing activities:
Proceeds from sale of Shares	266,360,738	387,274,124
Payments for redemption of Shares	(250,782,730)	(968,916,971)

Net cash provided by (used for) financing activities	15,578,008	(581,642,847)

Net change in cash held by broker	(21,582,664)	(13,434,645)
Cash held by broker at beginning of period	65,573,574	75,582,258

Cash held by broker at end of period	$43,990,910	$62,147,613

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

March 31, 2013

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

This Report covers the three months ended March 31, 2013 and 2012 (hereinafter referred to as the “Three Months Ended March 31, 2013” and the “Three Months Ended March 31, 2012”, respectively).

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

The Fund does not employ leverage. As of March 31, 2013 and December 31, 2012, the Fund had $746,108,819 (or 97.6%) and $689,599,034 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $9,325,580 (or 1.25%) and $9,427,000 (or 1.37%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts. For additional information, please see the unaudited Schedule of Investments as of March 31, 2013 and the audited Schedule of Investments as of December 31, 2012 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2013 and 2012, the Fund incurred Management Fees of $1,206,154 and $2,847,145, respectively. As of March 31, 2013 and December 31, 2012, Management Fees payable to the Managing Owner were $424,760 and $478,052, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2013 and 2012, the Fund incurred brokerage fees of $130,410 and $265,809, respectively. As of March 31, 2013 and December 31, 2012, brokerage fees payable were $2,325 and $926, respectively.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from futures commission merchants. As of March 31, 2013 and December 31, 2012, there were no fund assets held by the Administrator.

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner in its capacity as managing owner of the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

Invesco Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Distributors, Inc. (“Invesco Distributors”), an affiliate of Invesco PowerShares Capital Management LLC, the Managing Owner, on behalf of the Fund, has appointed Invesco Distributors as a marketing agent. Invesco Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

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

March 31, 2013

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2013 and December 31, 2012 were holdings of $9,325,580 and $9,427,000, respectively, which were restricted and held as initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2013, the Fund had cash held by the Commodity Broker of $43,990,910. As of December 31, 2012, the Fund had cash held by the Commodity Broker of $65,573,574 of which $931,554 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of March 31, 2013 and December 31, 2012.

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

March 31, 2013

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States 2009.

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2013 and December 31, 2012, the futures contracts held by the Fund were in a net unrealized appreciation position of $2,193,099 and a net unrealized depreciation position of $931,554, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $15.00 per round-turn trade for the Three Months Ended March 31, 2013 and 2012.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2013 and 2012, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2013	December 31, 2012
United States Treasury Obligations (Level 1)	$699,924,810	$624,957,014
Currency Futures Contracts (Level 1)	$2,193,099	$(931,554)

There were no Level 2 or Level 3 holdings during the Three Months Ended March 31, 2013 and the Year Ended December 31, 2012.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2013 and 2012

	Shares Three Months Ended		Shareholders’ Equity Three Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Shares Sold	12,800,000	17,400,000	$284,439,842	$387,274,124
Shares Redeemed	(11,400,000)	(43,800,000)	(250,782,730)	(968,916,971)

Net Increase / (Decrease)	1,400,000	(26,400,000)	$33,657,112	$(581,642,847)

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

No distributions were paid for the Three Months Ended March 31, 2013 or 2012.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2013, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2013 and 2012. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

	Three Months Ended
	March 31, 2013	March 31, 2012
Net Asset Value
Net Asset Value per Share, beginning of period	$21.81	$22.44
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.83	(0.50)
Net investment income (loss)	(0.04)	(0.04)

Net income (loss)	0.79	(0.54)
Net asset value per Share, end of period	$22.60	$21.90

Market value per Share, beginning of period	$21.81	$22.47

Market value per Share, end of period	$22.60	$21.91

Ratio to average Net Assets*
Net investment income (loss)	(0.78)%	(0.80)%

Total expenses	0.83%	0.83%

Total Return, at net asset value **	3.62%	(2.41)%

Total Return, at market value **	3.62%	(2.49)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Trust, the Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

Performance Summary

This Report covers the three months ended March 31, 2013 and 2012 (hereinafter referred to as the “Three Months Ended March 31, 2013” and the “Three Months Ended March 31, 2012”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return and Underlying DX Contract Returns for the Three Months Ended March 31, 2013 and 2012” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Long Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return and Underlying DX Contract Returns for the Three Months Ended March 31, 2013 and 2012

Underlying Index	Aggregate returns for the LONG INDEX-TR
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
DX Contract	3.87%	(2.18)%

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

In determining fair value of United States Treasury Obligations and currency futures contracts, the Fund uses unadjusted quoted market prices in active markets. Financial Accounting Standards Board (FASB) Accounting Standards Codification fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 1 for further information.

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

Operating Activities

Net cash flow provided by operating activities was $(37.2) million and $568.2 million for the Three Months Ended March 31, 2013 and 2012, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2013, $713.9 million was paid to purchase United States Treasury Obligations and $639.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2012, $1,364.8 million was paid to purchase United States Treasury Obligations and $1,962.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $3.1 million and decreased by $12.8 million during the Three Months Ended March 31, 2013 and 2012, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $15.6 million and $(581.6) million during the Three Months Ended March 31, 2013 and 2012, respectively. This included $266.4 million and $387.3 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2013 and 2012, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

MARCH 31, 2013 AND 2012

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

Fund Share Price Performance

For the Three Months Ended March 31, 2013, the NYSE Arca market value of each Share increased 3.62% from $21.81 per Share to $22.60 per Share. The Share price low and high for the Three Months Ended March 31, 2013 and related change from the Share price on December 31, 2012 was as follows: Shares traded from a low of $21.60 per Share (-0.96%) on February 1, 2013 to a high of $22.66 per Share (+3.90%) on March 27, 2013.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2013, the net asset value of each Share increased 3.62% from $21.81 per Share to $22.60 per Share. Appreciation in the price of the long DX Contracts during the Three Months Ended March 31, 2013 contributed to a 3.87% increase in the level of the Long Index-TR.

Net income for the Three Months Ended March 31, 2013 was $23.0 million, resulting from $0.1 million of interest income, net realized gain of $21.1 million, net change in unrealized gain of $3.1 million and operating expenses of $1.3 million.

For the Three Months Ended March 31, 2012, the net asset value of each Share decreased 2.41% from $22.44 per Share to $21.90 per Share. Depreciation in the price of the long DX Contracts during the Three Months Ended March 31, 2012 contributed to a 2.18% decrease in the level of the Long Index-TR.

Net loss for the Three Months Ended March 31, 2012 was $41.5 million, resulting from $0.1 million of interest income, net realized loss of $25.7 million, net change in unrealized loss of $12.8 million and operating expenses of $3.1 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2013.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$764,187,923	0.39%	$6,736,355	8

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$689,599,034	0.42%	$6,738,720	10

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, filed February 22, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2013 and 2012:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2013	11,400,000	$22.00
Three Months Ended March 31, 2012	43,800,000	$22.12

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”)

Our affiliate Deutsche Bank AG, has provided us the disclosure set forth below describing the ITRA-relevant affiliates of it and its affiliates for the quarter ended March 31, 2013. All references in the disclosure set forth below to “we,” “us” and “our” are to Deutsche Bank AG and its affiliates. None of the disclosed activities or transactions were conducted by the Registrant.

Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012

Under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the U.S. Securities Exchange Act of 1934, as amended, an issuer of securities registered under the Securities Exchange Act of 1934 is are required to disclose in its periodic reports filed under the Securities Exchange Act of 1934 certain of its activities and those of its affiliates relating to Iran and to other persons sanctioned by the U.S. under programs relating to terrorism and proliferation of weapons of mass destruction that occurred during the period covered by the report. Described below are a number of potentially disclosable activities of Deutsche Bank AG and its affiliates. Disclosure is generally required regardless of whether the activities, transactions or dealings were conducted in compliance with applicable law.

Legacy Financing Arrangements. Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of a number of banking consortia, we entered into a number of financing arrangements, six of which remained outstanding as of January 1, 2013, with the National Iranian Oil Company (NIOC), the National Petrochemical Company (NPC), Bank Melli Iran and their respective group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities are guaranteed by national export credit agencies representing two European national governments and one Asian national government. The obligations of the borrowers under these loan facilities are secured by assignments of receivables from oil and oil products exported by NIOC, NPC and/or their trading subsidiaries to buyers, mostly in Asia. These delivery obligations, however, are waived for 2013, due to the current sanctions environment. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above or for the former borrower NIOC, into which receivables are in principle paid by the buyers of the oil and oil products. During the first quarter of 2013, however, no receivables were paid to the said escrow accounts. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. The Iranian entities in whose names the escrow accounts are held are not permitted to draw on these accounts, either because they are sanctioned parties or, where this is not the case, due to our business decision to freeze the accounts in light of the overall sanctions environment.

During the first quarter of 2013, € 5.67 million was paid into the escrow accounts, caused by a partial refund of the premium originally paid to the German export credit agency, due to the prepayment of the covered financing in 2012, and we, in our role as escrow agent, distributed to the participants in the banking consortia approximately € 4,200 including portions attributable to us totalling approximately € 400.

Without being either agent or arranger and in our role as mere lender participant we received approximately € 1.1 million of repayments in principal and approximately € 70,000 interest in the first quarter of 2013.

We generated revenues in the first quarter of 2013 of approximately € 1.1 million in respect of these financing arrangements, of which approximately € 1.0 million consisted of escrow account revenues, approximately € 40,000 consisted of loan interest revenues and approximately € 50,000 consisted of fee revenues. The net profits were less than these amounts.

Our portion of the remaining loan facilities amounted to approximately € 35 million as of March 31, 2013. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

As of March 31, 2013, we have an undrawn commitment under one of the financing agreements referred to above under which the NPC is borrower of approximately € 1.3 million. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

A wholly-owned subsidiary of ours, BHF-BANK AG, which we acquired as part of the acquisition of the Sal. Oppenheim Group in March 2010 and which we intend to sell pending regulatory approvals, was a lender participant in a number of similar arrangements, the borrowers of which were Bank Saderat, Bank Melli, Bank Sepah, Bank Tejarat and NPC. In that capacity, it received approximately € 0.4 million in repayments of principal and interest in the first quarter of 2013, part of which was paid by us to BHF-BANK in our capacity as agent or arranger, almost all of which it passed on to participants in such arrangements. In the first quarter of 2013, BHF-BANK’s gross revenues from this business were approximately € 23,000 and its net profits were less than this amount.

Legacy Contractual Obligations Related to Guarantees. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to refrain from issuing new guarantees to Iranian or Iran-related beneficiaries. Although these pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. In 2012, we exited many of these guarantees, but a number are still outstanding, having an aggregate face amount of approximately € 8.5 million as of March 31, 2013. We paid approximately € 2,500 in cancellation fees in the first quarter of 2013 in respect of these guarantees into frozen accounts of the relevant Iranian banks at European financial institutions. The gross revenues from this business in the first quarter of 2013 were approximately € 16,000 and the net profit we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation programs. The aggregate face amount of these legacy guarantees was approximately € 9.0 million as of March 31, 2013, the gross revenues received from non-Syrian parties for these guarantees in the first quarter of 2013 were approximately € 20,000 and the net profit we derived from these activities was less than this amount. In one case we paid cancellation fees of € 385 to the frozen account of the Syrian bank.

BHF-BANK, based on similar legacy guarantees issued before 2012, paid commissions and charges in the first quarter of 2013 of approximately € 1,000 to accounts of relevant Iranian banks frozen under applicable EU law. BHF-BANK received in the first quarter of 2013 approximately € 35,000 in fees from the non-Iranian parties for which the guarantees were issued and their net profits were less than this amount. No new guarantees were issued relating to such business in the first quarter of 2013, nor were existing guarantees extended or paid. The aggregate face amount of these legacy guarantees was approximately € 22.5 million as of March 31, 2013.

BHF-BANK also has outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation programs. The aggregate face amount of these legacy guarantees was approximately € 0.5 million, the gross revenues received from non-Syrian parties for these guarantees were less than € 1,500 and the net profit derived from these activities was less than this amount.

We intend to exit these arrangements in the coming years as soon as possible.

Payments. We received one payment of less than € 13,000 in favor of a non-Iranian client in Germany, which payment was subsequently found to have stemmed from a relevant Iranian entity. Revenue for this incoming payment was less than € 250. In line with applicable law, we intend to continue to execute incoming payments such as this for our corporate or private clients.

Operations of Iranian Bank Branches and Subsidiaries in Germany and/or France. Several Iranian banks, including Bank Melli Iran, Bank Saderat, Bank Tejarat and Europäisch-Iranische Handelsbank, have branches or offices in Germany and/or France, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany and other European countries, when these branches or offices need to make payments in Germany or Europe to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank and French Central Bank accept fund transfers from these Iranian banks and disburse them to the applicable (mainly German) payees, some of whom hold accounts with us. In the first quarter of 2013, we received approximately € 36 million in such disbursements in less than 400 transactions via the German and French Central Banks in respect of payments from the above-mentioned Iranian banks, and the net profits derived from these payments were negligible (less than one euro per transaction). Relevant transactions of our subsidiary Postbank are included in these figures. In general we intend to continue this business.

The German Bundesbank also accepts fund transfers in favor of the above-mentioned Iranian banks and freezes the relevant amounts under applicable law. By using this avenue, we on behalf of one of our clients transferred to one of the Iranian banks mentioned above one payment of € 13,300 (revenues were less than one euro). We do not seek to execute such payments.

At the request of the German Bundesbank, BHF-BANK maintains accounts for Bank Sepah’s Frankfurt branch, which accounts are frozen under European sanctions law. In the first quarter of 2013, the total volume of outgoing payments from these accounts was approximately € 3 million, which payments were made with the consent of the competent authorities in Germany under applicable law. In the first quarter of 2013, the gross revenues from this activity were approximately € 3,000 and the net profits were less than this amount.

Maintaining of Accounts for Iranian Consulates and Embassies. Iranian embassies and consulates in Germany and the Netherlands also hold accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian Consulate of girocard (debit card/ATM) terminals as well as the processing of transactions of cardholders using those terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The accounts maintained exist to fund the day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. Additionally, Deutsche Bank Netherlands N.V. has a relationship with the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 4.7 million in the first quarter of 2013, which payments were made with the consent of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 11,000 and net profits which were less than this amount from these activities. The relevant European governments have requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations with various European countries and the United Nations. We intend to continue these activities.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Bullish Index Fund - March 31, 2013 (unaudited) and December 31, 2012, (ii) the Unaudited Schedule of Investments of PowerShares DB US Dollar Bullish Fund - March 31, 2013, (iii) the Schedule of Investments of PowerShares DB US Dollar Bullish Fund–December 31, 2012, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB US Dollar Bullish Fund - Three Months Ended March 31, 2013 and 2012, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Bullish Fund–Three Months Ended March 31, 2013, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Bullish Fund–Three Months Ended March 31, 2012, (vii) the Unaudited Statements of Cash Flows–Three Months Ended March 31, 2013 and 2012, (viii) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Bullish Fund.

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

Dated: May 3, 2013