Form 10-Q
period 2013-03-31
PowerShares DB US Dollar Index Trust; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2013-05-03
CIK 1371571, 1383149

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

QUARTER ENDED MARCH 31, 2013

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund

Statements of Financial Condition

March 31, 2013 (unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $80,989,688 and $72,992,114 respectively)	$80,992,529	$72,995,469
Cash held by broker	2,954,060	19,586,191
Net unrealized appreciation (depreciation) on futures contracts	(361,537)	(21,654)

Deposits with broker	83,585,052	92,560,006

Total assets	$83,585,052	$92,560,006

Liabilities
Management fee payable	$55,145	$61,918
Brokerage fee payable	851	160

Total liabilities	55,996	62,078

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	1,044	1,088
Shareholders’ equity—Shares	83,528,012	92,496,840

Total shareholders’ equity	83,529,056	92,497,928

Total liabilities and equity	$83,585,052	$92,560,006

General Shares outstanding	40	40
Shares outstanding	3,200,000	3,400,000

Net asset value per share
General Shares	$26.10	$27.20
Shares	$26.10	$27.20

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Schedule of Investments

March 31, 2013

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.1% due April 11, 2013	8.38%	$6,999,944	$7,000,000
U.S. Treasury Bills, 0.08% due April 18, 2013	21.55	17,999,730	18,000,000
U.S. Treasury Bills, 0.07% due May 9, 2013	5.99	4,999,760	5,000,000
U.S. Treasury Bills, 0.085% due May 16, 2013	2.39	1,999,862	2,000,000
U.S. Treasury Bills, 0.115% due May 23, 2013	4.79	3,999,668	4,000,000
U.S. Treasury Bills, 0.085% due June 20, 2013	35.91	29,996,010	30,000,000
U.S. Treasury Bills, 0.075% due June 27, 2013	17.95	14,997,555	15,000,000

Total United States Treasury Obligations (cost $80,989,688)	96.96%	$80,992,529

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Depreciation on Futures Contracts
Dollar Index (1,032 contracts, settlement date June 17, 2013)*	(0.43)%	$(361,537)	$(85,475,063)

Net Unrealized Depreciation on Futures Contracts	(0.43)%	$(361,537)	$(85,475,063)

Net unrealized depreciation is comprised of unrealized losses of $361,537.00.

*	Positions represent futures contracts sold.

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.05% due January 10, 2013	7.57%	$6,999,958	$7,000,000
U.S. Treasury Bills, 0.015% due January 17, 2013	1.08	999,993	1,000,000
U.S. Treasury Bills, 0.105% due February 14, 2013	2.16	1,999,934	2,000,000
U.S. Treasury Bills, 0.09% due February 21, 2013	4.33	3,999,848	4,000,000
U.S. Treasury Bills, 0.09% due March 14, 2013	1.08	999,936	1,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	41.08	37,997,340	38,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	21.62	19,998,460	20,000,000

Total United States Treasury Obligations (cost $72,992,114)	78.92%	$72,995,469

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Depreciation on Futures Contracts
Dollar Index (1,173 contracts, settlement date March 18, 2013)*	(0.02)%	$(21,654)	$(93,667,029)

Net Unrealized Depreciation on Futures Contracts	(0.02)%	$(21,654)	$(93,667,029)

Net unrealized depreciation is comprised of unrealized losses of $90,960 and unrealized gains of $69,306.

*	Positions represent futures contracts sold.

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
Income
Interest Income	$12,921	$3,720

Expenses
Management Fee	167,921	180,981
Brokerage Commissions and Fees	14,195	18,566

Total Expenses	182,116	199,547

Net investment income (loss)	(169,195)	(195,827)

Net Realized and Net Change in Unrealized Gain
(Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(182)	(508)
Futures	(3,291,886)	967,513

Net realized gain (loss)	(3,292,068)	967,005

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(514)	5,660
Futures	(339,883)	1,190,405

Net change in unrealized gain (loss)	(340,397)	1,196,065

Net realized and net change in unrealized gain (loss) on
United States Treasury Obligations and Futures	(3,632,465)	2,163,070

Net Income (Loss)	$(3,801,660)	$1,967,243

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2013

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2013	40	$1,088	3,400,000	$92,496,840	$92,497,928

Sale of Shares			200,000	5,457,806	5,457,806

Redemption of Shares			(400,000)	(10,625,018)	(10,625,018)

Net Income (Loss)

Net investment income (loss)		(2)		(169,193)	(169,195)

Net realized gain (loss) on United States Treasury Obligations and Futures		(38)		(3,292,030)	(3,292,068)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(4)		(340,393)	(340,397)

Net Income (Loss)		(44)		(3,801,616)	(3,801,660)

Balance at March 31, 2013	40	$1,044	3,200,000	$83,528,012	$83,529,056

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2012

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,075	3,800,000	$102,152,441	$102,153,516

Sale of Shares			800,000	21,504,974	21,504,974

Redemption of Shares			(1,200,000)	(32,355,908)	(32,355,908)

Net Income (Loss)

Net investment income (loss)		(2)		(195,825)	(195,827)

Net realized gain (loss) on United States Treasury Obligations and Futures		11		966,994	967,005

Net change in unrealized gain (loss)on United States Treasury Obligations and Futures		13		1,196,052	1,196,065

Net Income (Loss)		22		1,967,221	1,967,243

Balance at March 31, 2012	40	$1,097	3,400,000	$93,268,728	$93,269,825

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bearish Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net Income (Loss)	$(3,801,660)	$1,967,243
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(80,983,974)	(71,984,543)
Proceeds from securities sold and matured	72,999,259	99,999,254
Net accretion of discount on United States Treasury Obligations	(13,041)	(3,742)
Net realized (gain) loss on United States Treasury Obligations	182	508
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	340,397	(1,196,065)
Change in operating receivables and liabilities:
Management fee payable	(6,773)	(9,874)
Brokerage fee payable	691	1,459

Net cash provided by (used for) operating activities	(11,464,919)	28,774,240

Cash flows from financing activities:
Proceeds from sale of Shares	5,457,806	21,504,974
Payments for redemption of Shares	(10,625,018)	(32,355,908)

Net cash provided by (used for) financing activities	(5,167,212)	(10,850,934)

Net change in cash held by broker	(16,632,131)	17,923,306
Cash held by broker at beginning of period	19,586,191	1,577,141

Cash held by broker at end of period	$2,954,060	$19,500,447

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

The Fund does not employ leverage. As of March 31, 2013 and December 31, 2012, the Fund had $83,585,052 (or 100%) and $92,560,006 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $1,078,440 (or 1.29%) and $1,290,300 (or 1.39%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions on DX Contracts. For additional information, please see the unaudited Schedule of Investments as of March 31, 2013 and the audited Schedule of Investments as of December 31, 2012 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2013 and 2012, the Fund incurred Management Fees of $167,921 and $180,981, respectively. As of March 31, 2013 and December 31, 2012, Management Fees payable to the Managing Owner were $55,145 and $61,918, respectively.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2013 and 2012, the Fund incurred brokerage fees of $14,195 and $18,566, respectively. As of March 31, 2013 and December 31, 2012, brokerage fees payable were $851 and $160, respectively.

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2013 and December 31, 2012 were holdings of $1,078,440 and $1,290,300, respectively, which were restricted and held as initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2013, the Fund had cash held by the Commodity Broker of $2,954,060. As of December 31, 2012, the Fund had cash held by the Commodity Broker of $19,586,191. There were no cash equivalents held by the Fund as of March 31, 2013 and December 31, 2012.

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2013 and December 31, 2012, the futures contracts held by the Fund were in a net unrealized depreciation position of $361,537 and $21,654, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended March 31, 2013 and 2012.

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2013	December 31, 2012
United States Treasury Obligations (Level 1)	$80,992,529	$72,995,469
Currency Futures Contracts (Level 1)	$(361,537)	$(21,654)

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2013 and 2012

	Shares Three Months Ended		Shareholders’ Equity Three Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Shares Sold	200,000	800,000	$5,457,806	$21,504,974
Shares Redeemed	(400,000)	(1,200,000)	(10,625,018)	(32,355,908)

Net Increase (Decrease)	(200,000)	(400,000)	$(5,167,212)	$(10,850,934)

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

PowerShares DB US Dollar Index Bearish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2013	March 31, 2012
Net Asset Value
Net asset value per Share, beginning of period	$27.20	$26.88
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(1.05)	0.60
Net investment income (loss)	(0.05)	(0.05)

Net income (loss)	(1.10)	0.55
Net asset value per Share, end of period	$26.10	$27.43

Market value per Share, beginning of period	$27.21	$26.85

Market value per Share, end of period	$26.11	$27.43

Ratio to average Net Assets*
Net investment income (loss)	(0.76)%	(0.81)%

Total expenses	0.82%	0.83%

Total Return, at net asset value **	(4.04)%	2.05%

Total Return, at market value **	(4.04)%	2.16%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract

Returns for the Three Months Ended March 31, 2013 and 2012

Underlying Index	Aggregate returns for the SHORT INDEX-TR
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
DX Contract	(3.82)%	2.23%

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

Operating Activities

Net cash flow provided by (used for) operating activities was $(11.5) million and $28.8 million for the Three Months Ended March 31, 2013 and 2012, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2013, $81.0 million was paid to purchase United States Treasury Obligations and $73.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2012, $72.0 million was paid to purchase United States Treasury Obligations and $100.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $0.3 million and increased by $1.20 million during the Three Months Ended March 31, 2013 and 2012, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(5.2) million and $(10.9) million during the Three Months Ended March 31, 2013 and 2012, respectively. This included $5.5 million and $21.5 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2013 and 2012, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

Fund Share Price Performance

For the Three Months Ended March 31, 2013, the NYSE Arca market value of each Share decreased 4.04% from $27.21 per Share to $26.11 per Share. The Share price high and low for the Three Months Ended March 31, 2013 and related change from the Share price on December 31, 2012 was as follows: Shares traded from a high of $27.43 per Share (+0.81%) on February 1, 2013 to a low of $26.01 per Share (-4.41%) on March 27, 2013.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2013, the net asset value of each Share decreased 4.04% from $27.20 per Share to $26.10 per Share. Losses in the short DX Contract position during the Three Months March 31, 2013 contributed to a 3.82% decrease in the level of the Short Index-TR.

Net loss for the Three Months Ended March 31, 2013 was $3.8 million, resulting from $0.01 million of interest income, net realized losses of $3.3 million, net change in unrealized losses of $0.3 million and operating expenses of $0.2 million.

For the Three Months Ended March 31, 2012, the net asset value of each Share increased 2.05% from $26.88 per Share to $27.43 per Share. Gains in the short DX Contract position during the Three Months March 31, 2012 contributed to a 2.23% increase in the level of the Short Index-TR.

Net income for the Three Months Ended March 31, 2012 was $2.0 million, resulting from $0.01 million of interest income, net realized gains of $1.0 million, net change in unrealized gains of $1.2 million and operating expenses of $0.2 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2013.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$83,585,052	0.39%	$767,537	2

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$92,560,006	0.42%	$907,725	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2013 and 2012:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2013	400,000	$26.56
Three Months Ended March 31, 2012	1,200,000	$26.96

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Bearish Index Fund—March 31, 2013 (unaudited) and December 31, 2012, (ii) the Unaudited Schedule of Investments of PowerShares DB US Dollar Bearish Fund—March 31, 2013, (iii) the Schedule of Investments of PowerShares DB US Dollar Bearish Fund—December 31, 2012, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB US Dollar Bearish Fund—Three Months Ended March 31, 2013 and 2012, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Bearish Fund—Three Months Ended March 31, 2013, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Bearish Fund—Three Months Ended March 31, 2012, (vii) the Unaudited Statements of Cash Flows—Three Months Ended March 31, 2013 and 2012, (viii) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Bearish Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bearish Fund

By: DB Commodity Services LLC, its Managing Owner

	By:	/S/ MARTIN KREMENSTEIN
	Name:	Martin Kremenstein
	Title:	Chief Executive Officer

Dated: May 3, 2013	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Chief Financial Officer